Form 10QSB
period 1999-09-30
COMMUNITRONICS OF AMERICA INC
filed 2000-04-07
CIK 1077385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

         COMMISSION FILE NUMBER: 0-27067

                         COMMUNITRONICS OF AMERICA, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                  UTAH                                   87-0285684
                  ----                                   ----------
        (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)



                 27955 HWY. 98, SUITE WW, DAPHNE, ALABAMA 36526
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (334) 626-7650
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
         ----------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


        CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
         SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
         PAST 90 DAYS.    YES  X    NO
                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                 STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 7,860,236 SHARES.

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                      ---   ---

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Consolidated Balance Sheets                                                           3-4

Consolidated Statements of Operations                                                  5

Consolidated Statements of Cash Flows                                                  6

Consolidated Statements of Stockholders' Equity                                        7

Part 1

     Item 1. Notes to Consolidated Financial Statements                                8

     Item 2. Management's Discussion and Analysis or
      Plan of Operations                                                              8-18

Part II - Other Information                                                            19

Signature                                                                              20

Exhibit 27                                                                             21



                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 September 30       December 31
                                                                                     1999              1998
                                                                                 (Unaudited)         (Audited)
                                                                                 ------------       -----------
                                     Assets
Current assets
   Cash                                                                          $         -        $    31,865
   Accounts receivable - trade, less allowance
    for doubtful accounts of $1,045 for 1998 (note 2)                                 117,531           130,778
   Inventory                                                                          108,238            70,524
   Prepaid expenses                                                                   303,750                -
   Due from stockholder                                                                 5,574            45,857
                                                                                 ------------       -----------
        Total current assets                                                          535,093           279,024

Property and equipment, at cost, net of
 accumulated depreciation (note 3)                                                    743,340           661,069

Acquisition earnest deposits                                                          336,305                -
Deposits                                                                                4,054             4,054
                                                                                 ------------       -----------

                                                                                 $  1,618,792       $   944,147
                                                                                 ============       ===========

                      Liabilities and Stockholders' Equity
Current liabilities
   Bank overdraft                                                                $     10,191       $        -
   Current maturities of long-term debt (note 5)                                       91,864            53,942
   Accounts payable - trade                                                           116,921            42,796
   Payroll and sales taxes payable                                                      5,236             9,790
   Acquisition purchase price liability                                                    -             15,000
   Due to officer                                                                          -              7,500
                                                                                 ------------       -----------
        Total current liabilities                                                     224,212           129,028

Long-term debt, less current maturities (note 5)                                      235,070            37,473
Note payable to stockholder                                                           266,676                -
                                                                                 ------------       -----------
        Total liabilities                                                             725,958           166,501
                                                                                 ------------       -----------




Commitments and contingencies (notes 5,6 and 12)


                                                                    (continued)

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     September 30    December 31
                                                                         1999           1998
                                                                      (Unaudited)     (Audited)
                                                                     -------------   -----------
           Liabilities and Stockholders' Equity (continued)
                                                                      $00,000,000    $00,000,000
Stockholders' equity
   Common stock, $.01 par value; 50,000,000 shares
     authorized, 7,860,236 shares issued and outstanding at
     September 30, 1999 and 6,987,936 shares issued and
     outstanding at December 31, 1998                                      78,602         69,879
   Common stock subscribed, $.01 par value; 717,300
     shares pending issuance                                                   -           7,173
   Additional paid-in capital                                           1,399,394      1,074,694
   Accumulated deficit (deficit) (note 7)                                (585,162)      (374,100)
          Total stockholders' equity                                      892,834        777,646
                                                                      -----------    -----------
                                                                      $ 1,618,792    $   944,147
                                                                      ===========    ===========

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months       For the Nine Months
                                                   Ended September 30         Ended September 30
                                                   1999          1998         1999         1998
                                                ----------   ----------    ----------   ----------

Services, rent and maintenance
  revenues                                      $  151,387   $  190,495    $  569,375   $  571,485
Product sales                                       86,199       98,688       302,741      296,063
                                                ----------   ----------    ----------   ----------
         Total revenues                            237,586      289,183       872,116      867,548
Less cost of product sales                         136,797       64,198       225,671      192,593
                                                ----------   ----------    ----------   ----------
         Net revenues                              100,789      224,985       646,445      674,955
                                                ----------   ----------    ----------   ----------

Operating expenses
  Services, rent and maintenance                    73,719       63,161       223,392      189,482
  General and administrative                        50,169      102,482       404,738      307,445
  Depreciation                                      32,169       15,505        76,026       46,514
                                                ----------   ----------    ----------   ----------
         Total operating expenses                  156,057      181,148       704,156      543,441
                                                ----------   ----------    ----------   ----------

         Operating income (loss)                   (55,268)      43,837       (57,711)     131,514
                                                ----------   ----------    ----------   ----------

Other expenses
  Non-recurring charges (note 9)                    89,998       50,089       132,705      150,266
  Interest expense                                  17,167        1,093        20,646        3,279
                                                ----------   ----------    ----------   ----------
         Total other expenses                      107,165       51,182       153,351      153,545
                                                ----------   ----------    ----------   ----------

         Net loss                               $ (162,433)  $   (7,345)   $ (211,062)  $  (22,031)
                                                ==========   ==========    ==========   ==========

Net loss per share (note 10)                    $    (0.02)  $    (0.01)   $    (0.03)  $    (0.01)
                                                ==========   ==========    ==========   ==========

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 For the Nine Months
                                                                  Ended September 30
                                                                 1999           1998
                                                               ----------    ----------
Operating activities
  Net loss                                                     $ (211,062)   $  (22,031)
                                                               ----------    ----------
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation                                                 76,026        46,514
      Issuance of common stock for services                       311,250            -
      (Increase) decrease in
        Accounts receivable                                        13,247       (98,084)
        Inventory                                                 (37,714)      (52,893)
        Prepaid expenses                                         (303,750)           -
      Increase (decrease) in
        Bank overdraft                                             10,191            -
        Accounts payable                                           74,125       (48,549)
        Accrued expenses                                           (4,554)        7,343
                                                               ----------    ----------
          Total adjustments                                       138,821      (145,669)
                                                               ----------    ----------
          Net cash used in operating activities                   (72,241)     (167,700)
                                                               ----------    ----------

Investing activities
  Purchase of property and equipment                             (158,297)      (28,025)
  Acquisition liability                                           (15,000)       15,000
  Repayments (loans) of stockholder loans                          40,283       (34,393)
                                                               ----------    ----------
          Net cash used in investing activities                  (133,014)      (47,418)
                                                               ----------    ----------

Financing activities
  Proceeds (repayments) from stockholder loans                    259,176         5,625
  Proceeds from sale of common stock                               15,000       183,604
  Acquisition earnest deposits                                   (336,305)           -
  Borrowing of long-term debt                                     254,707        61,199
  Repayments of long-term debt                                    (19,188)       (7,664)
                                                               ----------    ----------
          Net cash provided by financing activities               173,390       242,764
                                                               ----------    ----------

          Increase (decrease) in cash                             (31,865)       27,646

Cash
  Beginning of period                                              31,865            -
                                                               ----------    ----------

  End of period                                                $       -     $   27,646
                                                               ==========    ==========

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FROM JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                       Common     Additional
                                           Common      Stock        Paid-in       Accum.    Stockholders'
                                           Stock     Subscribed     Capital     (Deficit)       Equity
                                          --------   ----------   ----------    ---------   -------------
Balance, January 1, 1997                  $  1,844    $     -     $  205,356    $(307,009)    $  (99,809)
  Issuance of 3,000,000 shares of
    common stock                            30,000          -             -             -         30,000

  Net loss for the year ended
    December 31, 1997                           -           -             -       (37,719)       (37,719)
                                          --------    --------    ----------    ---------     ----------

Balance, December 31, 1997                $ 31,844    $     -     $  205,356    $(344,728)    $ (107,528)

  Issuance of 1,303,500 shares of
    common stock                            13,035          -        117,315           -         130,350
  Issuance of 5,500,000 shares of
    common stock in connection
    with acquisitions                       55,000          -        511,741           -         566,741
  Cancellation of 3,000,000 shares
    of common stock                        (30,000)         -             -            -         (30,000)
  Common stock subscribed                       -        7,173       240,282           -         247,455
  Net loss for the year ended
    December 31, 1998                           -           -             -       (29,372)       (29,372)
                                          --------    --------    ----------    ---------     ----------

Balance, December 31, 1998                  69,879       7,173     1,074,694     (374,100)       777,646

  Issuance of 717,300 shares of
    common stock                             7,173      (7,173)           -            -              -
  Issuance of 155,000 shares of
    common stock                             1,550          -        324,700           -         326,250
  Net loss for the nine months
    ended September 30, 1999                    -           -             -      (211,062)      (211,062)
                                          --------    --------    ----------    ---------     ----------

Balance, September 30, 1999               $ 78,602    $     -     $1,399,394    $(585,162)    $  892,834
                                          ========    ========    ==========    =========     ==========

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the nine months ended September 30, 1999 and 1998, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its registration statement on Form 10-SB for the year ended December 31, 1998.

NOTE 2. INCOME (LOSS) PER COMMON SHARE:

Income (loss) per common share is based on the weighted average number of common shares are outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's registration statement on Form 10-SB for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, which include, among other things:

         -        our need for substantial capital;

         -        our ability to service debt;

         -        our history of net operating losses;

         -        the amortization of our intangible assets;

         -        our ability to integrate our various acquisitions;

         - the risks associated with our ability to implement our business strategies;

         - the impact of competition and technological developments;

         -        subscriber turnover;

         -        litigation and regulatory changes;

         -        dependence on key suppliers; and

         -        reliance on key personnel.

Other matters set forth in this Quarterly Report on Form 10-QSB may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB may not occur.

OVERVIEW

The Company is a provider of wireless message paging and information delivery services. Wireless message paging is comprised of numeric paging that permits a pager to register the telephone number of the caller to the customer. Information delivery systems is comprised of both numeric paging and text messaging services.

The Company has a network of 14 radio towers (one tower is owned by the Company and 13 towers are leased) to deliver wireless messaging services in the coastal regions of Alabama, Louisiana, Mississippi and the Florida panhandle. The Company owns seven Certificates of Public Convenience and Necessity issued by the Alabama Public Service Commission and 34 frequencies licensed by the Federal Communications Commission. These certificates and licenses allow the Company to provide wireless messaging services in these geographic areas.

The Company supports its operations from its executive offices in Daphne, Alabama, and from its operation offices located in Foley, Alabama; Metairie, Louisiana; Gulfport, Mississippi; and Pascagoula, Mississippi.

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 4,500 subscribers to its message paging and information delivery services at September 30, 1999.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's total revenues have decreased by approximately 17.8% to $238,000 for the three month period ended September 30, 1999 compared to $289,000 for the three month period ended September 30, 1998. The Company's total revenues have increased by approximately 1.0% to $872,000 for the nine month period ended September 30, 1999 compared to $868,000 for the nine month period ended September 30, 1998. Overall, subscribers have decreased by approximately 500 or approximately 10% to 4,300 at September 30, 1999 from 4,800 at September 30, 1998. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and nine month periods ended September 30, 1999, capital expenditures totaled approximately $5,000 and $158,000, respectively. For the nine months ended September 30, 1999, capital expenditures were funded through a combination of cash generated from operations and borrowings.

For the remainder of 1999 and throughout the year 2000, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

         -        Managing capital requirements and increasing free cash flow by:

                  -- increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than standard messaging or paging services; and

                  -- further increasing the utilization of the southeast network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

         - Managing and lowering operating costs through cost containment initiatives;

         - Maximizing internal growth potential by continuing to broaden the Company's distribution network and expanding target markets to capitalize on the growing appeal of messaging and other wireless products; and

         - Completing the integration of the operations of its acquisitions.

The Company may also continue to expand its operations and subscriber base through additional industry consolidation. While there are no current outstanding commitments, potential future consolidation opportunities would be evaluated on several key operating and financial elements including: geographic presence and FCC regulatory licenses held; overall valuation of potential target, including subscriber base and potential synergies; consideration to be given; potential increase to net income and operating cash flow; and availability of financing and the ability to reduce the combined companies long-term debt. Such potential transactions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30                  SEPTEMBER 30
                                                       ----------------------------- ----------------------------
                                                            1999           1998           1999           1998
                                                       -------------- -------------- -------------- -------------
                                                                (unaudited)                    (unaudited)

Revenues . . . . . . . . . . . . . . . . . . .         $   237,586    $   289,183    $   872,116    $   867,548

Cost of goods sold . . . . . . . . . . . . . .             210,516        127,359        449,063        382,075

General and administrative expenses . . . . .              140,167        152,571        537,443        457,711

Depreciation . . . . . . . . . . . . . . . .                32,169         15,505         76,026         46,514

Interest . . . . . . . . . . . . . . . . . .                17,167          1,093         20,646          3,279
                                                       -------------- -------------- -------------- -------------

Net income (loss) . . . . . . . . . . . . . .          $  (162,433)   $    (7,345)    $ (211,062)    $  (22,031)
                                                       ============== ============== ============== =============

Net income (loss) per share. . . . . . . . .           $      (.02)   $     (.001)    $     (.03)    $    (.003)


The definitions below will be helpful in understanding the discussion of the Company's results of operations.

         - Service, rent and maintenance revenues include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

         - ARPU means average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period.

         - Net revenues include service, rent and maintenance revenues and sales of pagers less cost of products sold.

         - Service, rent and maintenance expenses include costs related to the management, operation and maintenance of the Company's network systems and customer support centers.

         - General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

Total revenues decreased approximately $52,000, or approximately 17.8%, from $289,000 for the three months ended September 30, 1998 ("1998") to $238,000 for the three months ended September 30, 1999 ("1999"). Net revenues decreased approximately $124,000, or 55.2%, from $225,000 in 1998 to $101,000 in 1999.
The decrease in net revenues was primarily the result of an increase in the cost of product sales due to an inventory adjustment made at September 30, 1999 which resulted from an inventory count at that time. The total number of subscribers decreased by 500 since September 30, 1998. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor. ARPU for the Company's paging services decreased $0.33 from $13.23 per unit in 1998 to $12.90 per unit. This decrease was primarily the result of customers declining the high premium, value-added services as opposed to the previous period. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

Product sales, which consist primarily of sales of paging equipment, decreased approximately $12,500 or 13.0% from $98,700 in 1998 to $86,200 in 1999 and increased as a percentage of net revenues from 43.9% in 1998 to 74.4% in 1999. The cost of product sales increased approximately $72,600 or 113.1% from $64,000 in 1998 to $137,000 in 1999 principally due to the adjustment made from the inventory count performed at September 30, 1999. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) increased by $1.02 per unit in 1999 from $14.98 per unit in 1998 to $16.00 per unit in 1999. Each operating expense is discussed separately below.

Service, rent and maintenance expenses increased approximately $11,000 from $63,000 in 1998 to $74,000 in 1999 and increased as a percentage of net revenues from 28.1% in 1998 to 63.6% in 1999. This increase was attributable to increases in personnel costs and tower site rents offset by a reduction in telecommunications expenses. Monthly service, rent and maintenance expense per unit increased $1.32 from $4.39 per unit in 1998 to $5.71 per unit in 1999 primarily as a result of the additional expenses incurred associated with the operations of acquisitions and the addition of three new antenna sites. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $13,000 from $153,000 in 1998 to $140,000 in 1999, and increased as a percentage of net revenues from 67.8% in 1998 to 139.0% in 1999. The decrease in general and administrative expenses is attributable to consolidating some of the separate functions used in 1998 for repairs and administration. The increase as a percentage of net revenues is due to the decrease in revenues for the three months ended September 30, 1999 due to a decrease in number of customers as discussed previously. Monthly general and administrative expenses per unit decreased by $0.32 from $10.60 per unit in 1998 to $10.28 per unit in 1999 as a result of these events.

Depreciation expense increased approximately $16,000 from $16,000 in 1998 to $32,000 in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in 1999 through financing.

Interest expense increased approximately $16,000 from $1,000 in 1998 to $17,000 in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $502,000 greater in 1999 than in 1998 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $155,000 from $7,000 in 1998 to $162,000 in 1999. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $122,000 from $9,000 in 1998 to $(113,000). As a percentage of net revenues, EBITDA decreased from 4.1% in 1998 to 0.0% in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

Total revenues increased approximately $4,000, or approximately 1.0%, from $868,000 for the nine months ended September 30, 1998 ("1998") to $872,000 for the nine months ended September 30, 1999 ("1999"). Net revenues decreased approximately $29,000, or 4.2%, from $675,000 in 1998 to $646,000 in 1999. The decrease in net revenues was primarily the result of an increase in the cost of product sales due to an inventory adjustment made at September 30, 1999 which resulted from an inventory count at that time. The total number of subscribers decreased by 500 since September 30, 1998. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor. ARPU for Communitronic's paging services increased $1.87 per unit from $13.23 in 1998 to $15.10 per unit in 1999. The increase in ARPU was primarily attributable to customers requesting high premium, value added services as opposed to the previous period and selected rate increases partially offset by internal growth in the Company's reseller and strategic alliance indirect distribution channels, which generate lower ARPU sales and lower operating costs per unit for the Company. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

Product sales, which consist primarily of sales of paging equipment, increased approximately $7,000 or 2.3% from $296,000 in 1998 to $303,000 in 1999 and increased as a percentage of net revenues from 43.8% in 1998 to 45.8% in 1999. The cost of product sales increased approximately $33,000 or 17.2% from $193,000 in 1998 to $226,000 in 1999 principally due to the increase in product sales and an increase in unit costs. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Average monthly operating costs per unit in increased by $4.49 per unit in 1999 from $14.98 per unit in 1998 to $19.47 per unit in 1999. Each operating expense is discussed separately below.

Service, rent and maintenance expenses increased approximately $34,000 from $189,000 in 1998 to $223,000 in 1999 and increased as a percentage of net revenues from 28.1% in 1998 to 33.8% in 1999. This increase was attributable to increases in personnel costs and tower site rents offset by a reduction in telecommunications expenses. Monthly service, rent and maintenance expense per unit increased $1.24 from $4.53 per unit in 1998 to $5.77 per unit in 1999 primarily as a result of the additional expenses incurred associated with the operations of acquisitions and the addition of three new antenna sites. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $79,000 from $458,000 in 1998 to $537,000 in 1999, and increased as a percentage of net revenues from 67.8% in 1998 to 83.1% in 1999. The increase in general and administrative expenses is attributable to costs associated with acquisitions and additional reporting requirements which require additional personnel costs and professional fees. Monthly general and administrative expenses per unit increased by $3.09 from $10.60 per unit in 1998 to $13.69 per unit in 1999 as a result of these events.

Depreciation expense increased approximately $30,000 from $46,000 in 1998 to $76,000 in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in 1999 through financing.

Interest expense increased approximately $17,000 from $3,000 in 1998 to $20,000 in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $502,000 greater in 1999 than in 1998 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $189,000 from $22,000 in 1998 to $211,000 in 1999. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $142,000 from $28,000 in 1998 to $(114,000). As a percentage of net revenues, EBITDA decreased from 4.1% in 1998 to 0.0% in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                       ---------------------------
                                                                                          1999             1998
                                                                                       ----------       ----------
                                                                                               (unaudited)

Net cash used in operating activities                                                  $  (72,241)      $ (167,700)

Net cash used in investing activities                                                    (133,014)         (47,418)

Net cash provided by financing activities                                                 173,390          242,764



For the nine months ended September 30, 1999, the Company's cash used in operating activities decreased by approximately $96,000 from $168,000 for the nine months ended September 30, 1998 to $72,000 for the nine months ended September 30, 1999. The decrease in cash used by operating activities was primarily the result of a net increase in accounts payable and accrued expenses as of September 30, 1999 compared to September 30, 1998, which net increase was a result of higher operating expenses between periods. This increase in accounts payable and accrued expenses was offset by an increase in accounts receivable as of September 30, 1999 compared to September 30, 1998, which was the result of higher revenues between periods.

Net cash used in investing activities increased approximately $86,000 from $47,000 for the nine months ended September 30, 1998 to $133,000 for the nine months ended September 30, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment. Capital expenditures were approximately $28,000 and $158,000 for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the nine months ended September 30, 1999 included approximately $133,000 for transmitter and switch equipment. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment. Total capital expenditures for fiscal year 1999 are expected to approximate $200,000. The Company expects to finance its capital expenditures for the remainder of fiscal year 1999 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash provided by financing activities decreased approximately $70,000 from $243,000 for the nine months ended September 30, 1998 to $173,000 for the nine months ended September 30, 1999. The decrease was primarily the result of investment options purchased on possible future acquisitions.

WORKING CAPITAL

At September 30, 1999, the Company's working capital had decreased by $143,000 to approximately $7,000 from December 31, 1998. The Company has experienced such decreases in prior periods and believes such decreased are likely to continue. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital.


LONG-TERM DEBT

Borrowings and repayments from banks. During the nine months ended September 30, 1999, the Company increased its borrowings from banks by $15,000 from December 31, 1998. However, the Company did not increase the amount of borrowings from banks in the three months ended September 30, 1999. The borrowings were used to purchase equipment. At September 30, 1999, $92,000 was outstanding to various banks.

Stockholder note. During the nine months ended September 30, 1999, the Company received a stockholder note totaling $290,000 which bears interest at 6.25% and requires a monthly payment of $1,609 through November 2003 and a final balloon payment of outstanding principal due in December 2003. Additional principal payments will be made as cash flow becomes available. At September 30, 1999, there was $266,676 outstanding on this note.

Investment Company note. During the nine months ended September 30, 1999, the Company received a note for $200,000 from an investment company which requires an annual payment of 10% of the outstanding principal. At September 30, 1999, there was $200,000 outstanding on this note.

ACCESS TO FUTURE CAPITAL

The Company's ability to access borrowings and generate investments in the company and to meet its debt service and other obligations will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond the Company's control, such as prevailing economic conditions. The Company cannot assure you that, in the event it was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. The Company believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

The year 2000 issue generally refers to the issue of whether a company's hardware, software or other computer technologies can correctly process, provide and/or receive data after December 31, 1999. The Company utilizes software and related computer technologies essential to its operations that may be affected by the year 2000 issue. Successfully resolving the year 2000 issue is a company priority. Accordingly, the Company has implemented an enterprise-wide program to address the year the year 2000 issue. This program is supervised by an executive oversight committee, which is chaired by the Company's Chief Financial Officer. The Company's plan consists of the following phases:

I.    Identification and Assessment of Potential Problem Areas

II.   Remediation of Identified Problem Areas

III.  Validation

IV.   Implementation

V.    Third Party Dependencies

VI.   Contingency Planning

The following describes each phase and the status of each phase in the Company's Plan:

I. IDENTIFICATION AND ASSESSMENT OF POTENTIAL PROBLEM AREAS. The Company has reviewed its computer hardware and software technologies and the embedded systems contained in its plant and facilities and related infrastructure for the year 2000 issue. The Company has identified its critical and non-critical systems and whether or not such systems are year 2000 compliant. The Company's critical systems include: paging devices and infrastructure, billing systems, telephone services, financial systems and operating systems and hardware. For each of these systems, the Company has identified the required steps that will need to be taken for the critical systems to be year 2000 compliant. The Company has also developed remediation and/or validation plans to address year 2000 concerns associated with each critical system.

II. REMEDIATION OF IDENTIFIED PROBLEM AREAS. The remediation phase includes correcting identified problem areas which may include hardware and software revisions, developing replacement systems and eliminating non-functional applications or system components. The Company has completed a substantial portion of the remediation efforts for its critical and non-critical systems.

III. VALIDATION. As the Company makes changes to applications and components of its systems, it validates and tests those changes for year 2000 compliance. The Company has performed validation and testing on a system-wide basis to ensure that any changes made are compatible with interfacing systems. The Company is currently undertaking this phase on many of its applications.

IV. IMPLEMENTATION. This phase involves integrating the systems changes made in the remediation stage once they have been appropriately validated. As the Company implements and integrates such changes, it may determine it systems include both year 2000 compliant and non-compliant applications and components. The Company has implemented a substantial majority of its remediated systems and applications. It also has developed appropriate contingency recovery plans to reduce potential impacts from non-compliant applications. The Company expects to complete its entire implementation phase by December 1999.

V. THIRD PARTY DEPENDENCIES. Much of the technology employed in the Company's critical systems was purchased from third parties. Accordingly, the Company is dependent on those third parties to provide information to it with regard to the impact of the year 2000 issue on the technology that they have supplied and to take necessary corrective actions. In addition, it is possible that many of the Company's telecommunications providers, energy suppliers and other primary vendors will have year 2000 issues that may also affect them. The Company has sought and will continue to seek confirmation from these parties that they are developing and implementing plans to become year 2000 compliant in the event that the year 2000 issue will affect them. The Company intends to validate system processes that require interaction with vendor hardware or software in an effort to ensure system readiness by December 31, 1999. Information the Company has received from third parties to date indicate that the respondents are in the process of implementing remediation plans in an effort to bring their systems into year 2000 compliance. The Company's ability to complete the phases in its remediation plan by the target dates and avoid disruption of paging and other service depends on whether its suppliers can make necessary modifications to their products by the projected delivery dates.

VI. CONTINGENCY PLANNING. The Company has developed contingency plans for each of its critical systems if such systems are not year 2000 compliant. These contingency plans address "likely" worst case scenarios for each critical system and take into account, to the extent the Company believe necessary, ways to address certain potential third party non-compliance. These plans are subject to change as additional remediation and testing is performed to correct and validate identified issues or as third parties provide additional details about their year 2000 compliance.

The following briefly describes each of the Company's critical systems and their year 2000 readiness.

         - PAGING DEVICES. The Company does not manufacture paging devices and therefore depends on the manufacturers of such paging equipment to ensure that the devices are year 2000 compliant. The Company has contacted these manufacturers to ensure that these manufacturers are addressing year 2000 compliance issues relating to such paging equipment. Based on the information provided by such manufacturers, the Company believes that substantially all of the paging devices currently in its inventory or supplied by the manufacturers is year 2000 compliant. Certain of the pager models carried by the Company will require manual resetting of the calendar function on March 1, 2000, but the functionality of these paging devices, including the ability of these devices to receive messages through the Company's network, will not be impacted.

         - PAGING INFRASTRUCTURE. The Company has an extensive paging infrastructure through which it provides its messaging services. These services are provided through a network of paging terminals, control systems, and transmitters. A message may originate in a number of different ways. The Public Switched Telephone Network (PSTN) is the source of most messaging requests. The Telco Year 2000 Forum is handling year 2000 issues with the PSTN. The Telco Year 2000 Forum is comprised of the RBOCs, major independent LECs and interexchange carriers. In addition, the Company is also identifying alternative means of providing service to ensure that there is no interruption in the service provided to customers.

         - PAGING TERMINALS. The Company has identified and performed certain year 2000 readiness assessment activities with regard to its paging software and hardware, and is working with its primary vendor that developed the software for its paging terminals. In June 1999, this manufacturer certified and released a software upgrade to address year 2000 issues that affect the existing switch software embedded in the Company's paging terminals. The Company has completed its internal testing of the new software to assure that the software elements are compliant with the Company's year 2000 network guidelines. As of November 11, 1999, the Company had installed this software version on 95% of its effected paging terminals handling paging subscribers representing approximately 92% of its subscriber base. The Company expects to complete the installation of the switch software on all of its remaining paging terminals by the end of November 1999. Because the messaging switch software is a critical element to its year 2000 readiness, the Company has developed a contingency plans, which should enable it to continue operating those machines that cannot be upgraded by year-end by using the existing "older" version of this manufacturer's paging software. The Company believes, based on its own lab environment testing, that if it continues to use the existing software on its paging terminals, it can continue to provide uninterrupted or disrupted paging and messaging services to its customers. This manufacturer has not certified this older software version, but has performed year 2000 assessment testing which shows that the software has no issues that would affect paging services.

         - CONTROL SYSTEMS. The control networks used by the Company in the delivery of paging data to transmitters fall into one of two categories, analog or digital control. The analog control systems have no computer, clock or calendar functions involved in their operation and therefore have no year 2000 implications. Newer, computer-based control systems are dependent on the proper operation of their time reference and many are referenced to the Global Positioning System. The manufacturers of the Company's control systems have certified that their digital control systems are year 2000 compliant with the requisite level of software and hardware. The Company has installed those software and hardware components.

         - TRANSMITTERS. The transmitters that the Company utilizes have passed year 2000 testing performed by their manufacturers. In addition, the satellites the Company uses have been year 2000 certified by their manufacturers. Redundant, backup, and alternative systems of messaging and networking have been evaluated and remediated as necessary.

                  The Company systems are interconnected with numerous networks and systems operated by third parties, including landline telecommunications networks; long-distance networks; the networks of other wireless service providers; and networks operated by utilities. The ability of the Company systems to operate, including the ability to provide paging and other wireless tessaging services, is dependent upon these third-party networks and systems being year 2000 compliant. The operators of these networks are responsible for addressing the year 2000 issue in their own systems.

                  The Company expects to incur approximately $1.5 million during the fourth quarter of 1999 to support these paging infrastructure initiatives.

         - BILLING SYSTEMS. The Company currently utilizes three different billing platforms that are used for the recordation and processing of customer invoices. Two of these platforms are commercial software applications. The Company has received vendor certification with respect to these platforms' hardware, databases and the substantial majority of the software. The third platform was developed by the former AT&T Wireless Services, Inc. -- Messaging Division
                  (AMD). Its year 2000 readiness was previously tested and warranted by AMD's prior corporate owner. The Company has substantially completed the scheduled upgrades to certain operating systems to promote integration with systems that have been remediated for year 2000 issues. In addition, it has completed, the testing of the platforms and their interfaces to the paging and financial systems. The Company does not expect to incur any additional significant costs related to year 2000 readiness of its billing systems.

         - TELEPHONE SERVICES. The Company's ability to provide paging and messaging services is directly linked to its ability to accept and direct telephone traffic over an extended network. In addition, its ability to sell products, administer customer calls and communicate between offices is dependent on its telephone network. The Company is currently in various phases of the remediation and validation stages for its internal telephone network. Approximately 75% of its remediation efforts have been completed. The Company's goal is to complete this phase by December 1999 with validation and implementation completed by December 31, 1999. The cost for these initiatives for the remainder of 1999 is expected to be approximately $0.8 million. The Company is actively contacting its external telephone service providers to determine their level of year 2000 readiness.

         - FINANCIAL SYSTEMS. The Company's financial systems, which include its accounts payable, general ledger, fixed assets, purchasing and inventory systems, have been vendor-certified for year 2000 compliance, in addition the Company has successfully completed the validation of these financial systems for year 2000 readiness.

         - OPERATING SYSTEMS AND HARDWARE. The Company has identified and performed year 2000 assessment activities with regard to its network operating systems. Certain of such systems are scheduled for software upgrades that will improve their functionality. Approximately 100% of its Netware locations, 100% of its NT Systems and 99% of its UNIX systems have been remediated. The Company also has identified personal computers that are not year 2000 compliant, which it intends to replace by December 31, 1999. The Company expects the cost of these initiatives to be under $1.0 million for the remainder of 1999.

The Company has utilized both internal and external resources to remediate and test its systems for year 2000 compliance. The Company continues to incur internal labor costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems. Although the Company believes it is taking all reasonable steps necessary to operate successfully through and beyond the turn of the century, there can be no assurance that the Company's year 2000 program will be successful or that its interconnect carriers and primary vendors will also successfully address their year 2000 issues. The Company is unable to predict the potential impact on its financial condition and results of operations in the event its year 2000 program is not successful.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 1999.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits Required by Item 601 of Regulation S-K.

                EXHIBIT
                 NUMBER                 EXHIBIT DESCRIPTION
                -------                 -------------------

                  27                    Financial data schedule.

         (b) Reports on Form 8-K

                None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                 Communitronics of America, Inc.

    MARCH 28, 2000                    By: /s/ David R. Pressler
 ---------------------                   --------------------------------------
                                      David R. Pressler
                                      President, Chief Executive Officer and
                                      Principal Financial Officer