Form 10QSB/A
period 1999-09-30
COMMUNITRONICS OF AMERICA INC
filed 2000-07-17
CIK 1077385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-QSB/A AMENDMENT

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



                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 September 30       December 31
                                                                                     1999              1998
                                                                                 (Unaudited)         (Audited)
                                                                                 ------------       -----------
                                     Assets
Current assets
   Cash                                                                          $         -        $    31,865
   Accounts receivable - trade, less allowance
    for doubtful accounts of $1,045 for 1998 (note 2)                                 117,531           130,778
   Inventory                                                                          108,238            70,524
   Due from stockholder                                                                 5,574            45,857
                                                                                 ------------       -----------
        Total current assets                                                          231,343           279,024

Property and equipment, at cost, net of
 accumulated depreciation (note 3)                                                    743,340           661,069

Investment in network                                                                 336,305                -
Prepaid expenses                                                                      303,750                -
Deposits                                                                                4,054             4,054
                                                                                 ------------       -----------

                                                                                 $  1,618,792       $   944,147
                                                                                 ============       ===========

                      Liabilities and Stockholders' Equity
Current liabilities
   Bank overdraft                                                                $     10,191       $        -
   Current maturities of long-term debt (note 5)                                       91,864            53,942
   Accounts payable - trade                                                           116,921            42,796
   Payroll and sales taxes payable                                                      5,236             9,790
   Acquisition purchase price liability                                                    -             15,000
   Due to officer                                                                          -              7,500
                                                                                 ------------       -----------
        Total current liabilities                                                     224,212           129,028

Long-term debt, less current maturities (note 5)                                      235,070            37,473
Note payable to stockholder                                                           266,676                -
                                                                                 ------------       -----------
        Total liabilities                                                             725,958           166,501
                                                                                 ------------       -----------




Commitments and contingencies (notes 8,9 and 15)


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
                                                ==========   ==========    ==========   ==========

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 For the Nine Months
                                                                  Ended September 30
                                                                 1999           1998
                                                               ----------    ----------
Operating activities
  Net loss                                                     $ (211,062)   $  (22,031)
                                                               ----------    ----------
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation                                                 76,026        46,514
      Issuance of common stock for services                       311,250            -
      (Increase) decrease in
        Accounts receivable                                        13,247       (98,084)
        Inventory                                                 (37,714)      (52,893)
        Prepaid expenses                                         (303,750)           -
      Increase (decrease) in
        Bank overdraft                                             10,191            -
        Accounts payable                                           74,125       (48,549)
        Accrued expenses                                           (4,554)        7,343
                                                               ----------    ----------
          Total adjustments                                       138,821      (145,669)
                                                               ----------    ----------
          Net cash used in operating activities                   (72,241)     (167,700)
                                                               ----------    ----------

Investing activities
  Purchase of property and equipment                             (158,297)      (28,025)
  Investment in network                                          (336,305)           -
  Acquisition liability                                           (15,000)       15,000
  Repayments (loans) of stockholder loans                          40,283       (34,393)
                                                               ----------    ----------
          Net cash used in investing activities                  (469,319)      (47,418)
                                                               ----------    ----------

Financing activities
  Proceeds (repayments) from stockholder loans                    259,176         5,625
  Proceeds from sale of common stock                               15,000       183,604
  Borrowing of long-term debt                                     254,707        61,199
  Repayments of long-term debt                                    (19,188)       (7,664)
                                                               ----------    ----------
          Net cash provided by financing activities               509,695       242,764
                                                               ----------    ----------

          Increase (decrease) in cash                             (31,865)       27,646

Cash
  Beginning of period                                              31,865            -
                                                               ----------    ----------

  End of period                                                $       -     $   27,646
                                                               ==========    ==========

                         COMMUNITRONICS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FROM JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                       Common     Additional
                                           Common      Stock        Paid-in       Accum.    Stockholders'
                                           Stock     Subscribed     Capital     (Deficit)       Equity
                                          --------   ----------   ----------    ---------   -------------
Balance, January 1, 1997                  $  1,844    $     -     $  205,356    $(307,009)    $  (99,809)
  Issuance of 3,000,000 shares of
    common stock                            30,000          -             -             -         30,000

  Net loss for the year ended
    December 31, 1997                           -           -             -       (37,719)       (37,719)
                                          --------    --------    ----------    ---------     ----------

Balance, December 31, 1997                $ 31,844    $     -     $  205,356    $(344,728)    $ (107,528)

  Issuance of 1,303,500 shares of
    common stock                            13,035          -        117,315           -         130,350
  Issuance of 5,500,000 shares of
    common stock in connection
    with acquisitions                       55,000          -        511,741           -         566,741
  Cancellation of 3,000,000 shares
    of common stock                        (30,000)         -             -            -         (30,000)
  Common stock subscribed, 717,300 shares       -        7,173       240,282           -         247,455
  Net loss for the year ended
    December 31, 1998                           -           -             -       (29,372)       (29,372)
                                          --------    --------    ----------    ---------     ----------

Balance, December 31, 1998                  69,879       7,173     1,074,694     (374,100)       777,646

  Issuance of 717,300 shares of
    common stock                             7,173      (7,173)           -            -              -
  Issuance of 155,000 shares of
    common stock                             1,550          -        324,700           -         326,250
  Net loss for the nine months
    ended September 30, 1999                    -           -             -      (211,062)      (211,062)
                                          --------    --------    ----------    ---------     ----------

Balance, September 30, 1999               $ 78,602    $     -     $1,399,394    $(585,162)    $  892,834
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

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                       ---------------------------
                                                                                          1999             1998
                                                                                       ----------       ----------
                                                                                               (unaudited)

Net cash used in operating activities                                                  $  (72,241)      $ (167,700)

Net cash used in investing activities                                                    (469,319)         (47,418)

Net cash provided by financing activities                                                 509,695          242,764



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

Net cash used in investing activities increased approximately $422,000 from $47,000 for the nine months ended September 30, 1998 to $469,000 for the nine months ended September 30, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment and an investment made in network facilities. Capital expenditures were approximately $28,000 and $158,000 for the nine months ended September 30, 1998 and 1999, respectively, and the investment in network during the nine months ended September 30, 1999, totaled $336,305. Capital expenditures for the nine months ended September 30, 1999 included approximately $133,000 for transmitter and switch equipment. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment. Total capital expenditures for fiscal year 1999 are expected to approximate $200,000. The Company expects to finance its capital expenditures for the remainder of fiscal year 1999 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash provided by financing activities increased approximately $267,000 from $243,000 for the nine months ended September 30, 1998 to $510,000 for the nine months ended September 30, 1999. The increase was primarily the result of proceeds received from stockholder loans.

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