Form 10KSB
period 1999-12-31
COMMUNITRONICS OF AMERICA INC
filed 2000-08-24
CIK 1077385

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended December 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:   0-27067

                      COMMUNITRONICS OF AMERICA, INC.
               (Name of Small Business Issuer in its charter)

               Utah                                    87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               27955 Highway 98, Suite WW, Daphne, Alabama 36526
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (334) 626-7650

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable
Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $ .01
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   [x] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 1999 were $ 1,088,090.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 1999, was $ 797,471 based on an estimated 1,812,436 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 1999, was 7,922,936 shares.

                                                   Total Number of Pages: 26
                                     List of Exhibits is Located on Page: 16

                            INDEX TO FORM 10-KSB
                                     of
                       COMMUNITRONICS OF AMERICA, INC.



Item Number and Caption                                                   Page

                                    PART I

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . 8

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  . . 8


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . 8

Item 6.  Selected financial data. . . . . . . . . . . . . . . . . . . . . . 9

Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition . . . . . . . . . . . . . . . . . . . . . 10

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . 13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . 13


                                  PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act. . . . . . . . 13

Item 11.  Executive Compensation . .. . . . . . . . . . . . . . . . . . . . 15

Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 15

Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 15


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

  Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may differ materially from the anticipated events, transactions and results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.


                                   PART I

------------------------------------------------------------------------------
Item 1.   Description of Business
------------------------------------------------------------------------------

General

  Communitronics of America, Inc. (the "Company") was incorporated under the laws of the State of Utah in September 1970 and is headquartered in Daphne, Alabama. Communitronics of America, Inc., or one of its predecessors, has operated paging, two-way mobile communications services, and telemessaging services in South Alabama for over 25 years. References to Communitronics or the Company as used throughout this document means Communitronics of America, Inc. or Communitronics of America, Inc. and its subsidiaries, as the context requires.

  Communitronics provides wireless messaging such as conventional paging and other telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Florida, Louisiana, and Mississippi. The Company has 6 sales offices in those states. Through inter-carrier arrangements, Communitronics also provides nationwide and expanded regional coverage.

  Communitronics overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by opening new sales offices or acquiring other regional paging companies. The Company would consider acquisitions of paging companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Communitronics believes its current markets continue to offer significant growth potential for paging and other wireless services. During the next two years, the Company intends to focus most of its expansion efforts on opening new sales offices in targeted market areas already serviced by its existing paging system and broadening its range of products sold. By reducing overhead costs, expanding sales and marketing efforts, and focusing on customer service, the Company believes that it can improve its operating margins while achieving continued pager unit and revenue growth. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

Paging Industry Background

  In 1949 the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services, effectively creating the paging industry. Since then the paging industry has been characterized by consolidation, substantial growth, and technological change. In the early years, the paging industry was highly fragmented, with a large number of small, local operators. Many of the firms that entered the paging business during the first two decades of the industry did so as a complement to their existing telephone answering service or two-way radio communications sales and service businesses. The industry grew slowly as the quality and reliability of equipment gradually improved and consumers began to perceive the benefits of mobile communications. Further improvements in equipment reliability and cost-effective technological innovations accelerated the use of paging services in the 1970's.

  Some of the paging industry's most significant technological developments occurred in the 1980's. The digital display (numeric) pager was introduced and quickly replaced tone and voice pagers as the most popular paging product. In 1982 the FCC allocated additional frequencies, which expanded coverage areas and introduced competition into the market. More significant technological developments have also occurred in the 1990's, including the advent of two-way paging capabilities that do not require the use of traditional or cellular telephones to return a page and cellular telephones that incorporate paging capability.

  Although the one-way paging industry's growth rate is difficult to determine precisely, sources estimate that pagers in service have grown at an annual rate of between 20% and 30% for much of the early 1990's. At the end of 1996, approximately 42 million pagers were in service in the United States and approximately 6 million net new subscribers were added during 1997, resulting in a growth rate of a much lower 14%. As the industry continues to mature, these growth rates are expected to decline further with the number of pagers in service peaking as early as 2002. Factors contributing to the industry's growth include: (i) the increased mobility of the general population; (ii) a continued movement towards a service-based economy; (iii) an increased awareness of the benefits of mobile communications; (iv) the relatively high costs of other mobile communications services such as cellular telephone service; and (v) technological advances in paging equipment and services. In addition to the projected general industry growth, there is opportunity for Communitronics to gain greater market share by offering quality products and services at competitive prices with outstanding customer service.

  Three types of carriers have emerged in the paging industry: (i) large, national paging companies; (ii) regional carriers, including Communitronics, that operate in regional markets in the U.S. that can also offer service outside of their home regions through a network of interconnections between their own systems, a national firm, and/or other regional providers; and (iii) small, single market operators.

The Company's Products and Markets

  Paging Operations

  The Company owns 100% of each of its frequency licenses. In its coastal markets, the Company's systems cover large contiguous geographic areas with multiple Paging Sites, incorporating cost efficient technology.

  The Company's experience is that several inherent attributes of such markets are attractive. Such attributes include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Paging Sites than is possible in urban areas, less intense competitive environments and less vulnerability to competition.

  The Company presently owns approximately 60 FCC-licensed frequencies of which 34 are presently operated by the Company, for its wireless message paging services in the southeast and Gulf Coastal areas of the United States. The Company intends to focus on the national frequency of 152.630. However, it also uses several other frequencies wherever necessary in Alabama, Florida, Louisiana and Mississippi. The 152.630 frequency is a nationally licensed frequency. The Company intends to expand its operations in these and other states, and to install new state-of-the-art paging equipment with e-mail capabilities. The Company recently purchased equipment with e-mail capabilities at a cost of approximately $150,000 which is being deployed in its New Orleans and Baton Rouge, Louisiana markets.

  The Company also has traffic passing agreements with other paging companies that own the 152.630 license for Tennessee, and for parts of Alabama and Mississippi not owned by the Company.

  Communitronics' paging network provides a one-way communications link to its subscribers within a specified coverage area. Each subscriber is assigned a distinct telephone number or personal identification number that a caller dials to activate the subscriber's pager. When one of the Company's paging terminals receives a telephone call for a subscriber, a radio signal is transmitted to the subscriber's pager that then causes the pager to emit a tone, a vibration, or a voice signal to alert the subscriber. Depending on the type of pager used, the subscriber may respond directly to the caller using information displayed on the pager or by calling a designated location or voice mail system to retrieve the message. The advantage of paging over conventional telephone service is that a pager's reception is not restricted to a single location. The advantage over cellular telephones is that pagers are smaller, have a longer battery life, and are substantially less expensive to use. Some cellular subscribers use a pager along with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

  Communitronics currently provides four basic types of paging services: numeric, alphanumeric, tone-only, and tone-plus-voice. Subscribers carry a pocket-sized radio receiver (a pager) that is preset to monitor a designated radio frequency and is activated by radio signals emitted from a transmitter when a call is received. Numeric pagers display a caller's message that may consist of an area code and telephone number or up to 12 digits of other numeric information. Alphanumeric pagers allow subscribers to receive and store messages consisting of both numbers and letters. With tone-only service, the subscriber's pager produces an audible "beep" or vibration when activated, and tone-plus-voice service causes a subscriber's pager to beep and then play a brief voice message. Subscribers may be paged using traditional or cellular telephones, computer software, alpha entry devices, or over the Internet from the Company's web page. Communitronics is licensed by the FCC to transmit numeric, alphanumeric, tone, and voice messages to pagers it either sells or leases to customers.

  Numeric and alphanumeric paging services have almost completely replaced Communitronics' tone-only or tone-plus-voice services. Today over half of the Company's pagers in service are numeric pagers. Alphanumeric pagers, which were introduced in the mid-1980's, constitute a smaller but increasing percentage of the Company's subscriber base.

  Communitronics also offers its paging subscribers voice mail messaging.
When a subscriber uses voice mail in conjunction with paging service and a caller leaves the subscriber a recorded message, the subscriber is automatically paged. Voice mail employs sophisticated computer technology that allows a subscriber to retrieve these digitally recorded voice messages 24 hours a day from any location by accessing the voice mail system using a touch-tone telephone. The Company's voice mail systems provide complete message privacy, allow for personalized message greetings, and enable voice messages to be sent to a large group of people simultaneously.

  Paging companies have traditionally distributed their services through direct marketing and sales activities. In recent years, though, additional distribution channels have evolved. These channels include (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. Historically, most paging subscribers have been business users. However, pager use among retail consumers has increased significantly in recent years. In addition, paging subscribers have increasingly chosen to purchase rather than lease their pagers as equipment costs have declined. The Company expects such trends to continue.

  Communitronics' paging customers include various-sized companies with field sales and service operations, individuals in occupations requiring substantial mobility and the need to receive timely information, and a rapidly expanding base of individual consumers who use pagers to stay in touch with friends and family. Some of the Company's customers even use pagers rather than home telephones as their primary means of communication. These customers respond to pages using pay phones or the telephones of friends and family. Communitronics is not dependent upon any single or small group of customers for a material part of its overall business.

  Communitronics' sales strategy is to concentrate on business accounts and on individuals who value continuity, quality, and personal service. Historically, the Company has emphasized pager sales over rentals. Communitronics offers its subscribers a high level of technical support and provides a full range of dependable communications devices and services.

  The Company now markets all its products and services under the Communitronics name. In order to access the broadest possible market, the Company uses multiple paging distribution channels. These channels include (i) Company-operated sales offices, including mall and other shopping center locations, that sell pagers to the consumer market; (ii) a direct sales staff that concentrates on business accounts; (iii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers; and (iv) the resale of other paging carriers' services when customers require coverage outside Communitronics coverage areas.

  Specialized Mobile Radio LTR Trunking

  Specialized mobile radio (SMR) transmissions are broadcast over either 400 MHZ, 800 MHZ or 900 MHZ frequencies. These frequencies have limited spectrum which means a limited number of customers can be served using the available frequencies. Because a majority of the 800 MHZ channels in New Orleans, Louisiana have been acquired by Nextel, Nextel is in a unique position to control the SMR market and telephone interconnect because of the limited nature of the remaining frequencies. This limits the number of customers that can be served by the Company.

  During 1998, Nextel announced the discontinuance of providing analog transmission (5 KHz). For their customers who currently use analog equipment, this decision will require them to purchase new digital equipment at a substantial cost and will raise their monthly recurring fee.

  The Company has recently acquired eleven 800 MHZ channels. These channels will allow the Company to provide the best quality in dispatch and telephone interconnect communications to commercial and industrial users. The advantage of the 800 MHZ over the newly granted 900 MHZ spectrum is full 5 KHz deviation which translates into better quality and increased range. These eleven channels can support approximately 2000 to 2500 users with many options not available in conventional dispatch systems.

  In addition to the 800 MHZ channels, the Company controls eight UHF (450
MHZ) dispatch channels. These channels are presently conventional. Over the next 3 to 4 months, the Company will convert these channels into LTR trunking format. The conversion will allow the Company to provide existing as well as future customers with the best quality communication available today.

  The Company plans to exploit these channels in New Orleans by offering to customers the choice of continuing analog transmission. These customers' equipment can easily be re-fitted to operate on the Company's channels thereby eliminating the need to replace equipment. Because of limited spectrum, these channels become more valuable as time passes.

  The principal customers of the Company for its SMR transmission services are small businesses such as taxi companies, delivery companies, trade contractors and service companies that have fleets of vehicles.

  Two-way Radio Sales and Service

  The Company is an authorized dealer for Kenwood, ICOM, and Yeasu/Standard. As a dealer, the Company is authorized to sell and service these manufacturers two-way radios. The Company targets organizations that have their own frequencies, such as governmental agencies, hospitals, etc., for two-way radio sales. In addition, the Company has a fully-staffed service department that repairs and maintains equipment sold.

Financial Information about Industry Segments

  Communitronics operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending December 31, 1999 and 1998, the Company had no foreign operations.

  Communitronics' two-way radio operations represent less than 10% individually and in the aggregate of revenue, operating income, and assets of the Company.

Sources of System Equipment and Inventory

  Communitronics does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, or two-way radios it sells. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Communitronics' paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources and its paging terminals from

Glenayre and Motorolla, both leading manufacturers of mobile communications equipment. Two-way radios are also available from several sources.

  Communitronics continually evaluates potential products to offer in its sales offices since those offices primarily target the consumer market, and consumers have consistently requested other telecommunication products in addition to paging, voice mail, two-way radio services and radio dispatch services. Services such as internet access, long distance, and local telephone service are currently being investigated. Communitronics plans to continue introducing new products and services to its customers as viable ones are identified.

Competition

  Competition for subscribers is based primarily on the price and quality of services offered and the geographic area covered. Communitronics has one or more direct competitors in all its markets, some of whom have greater financial resources than Communitronics. The Company believes, however, that the price and quality of its services and its geographic coverage areas within its markets compare favorably with those of its competitors.

  Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company's competitors are Teletouch Communications, Inc., Arch Paging, Beepers Unlimited, Metrocall and PageNet.

  Companies offering wireless two-way communications services, including cellular, PCS, and specialized mobile radio services ("SMR"), also compete to a certain extent with Communitronics' paging services. Cellular and PCS service is generally more expensive than paging services and where price is a consideration or access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. Future technological advances and associated regulatory changes in the industry could also create new products and services that would either put Communitronics at a competitive advantage or disadvantage with other companies.

Regulation

  The FCC regulates Communitronics' paging operations under the Communications Act of 1934, as amended (the "Communications Act") by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height, under which the Company is permitted to use those frequencies.

  In 1996, the FCC implemented rules that revised the classification of most private-carrier paging licensees. Traditionally, the FCC has classified licenses as either Radio Common Carrier licenses ("RCC") or Private Carrier Paging ("PCP") licenses. Now all licenses are classified either as Commercial Mobile Radio Service ("CMRS") or Private Mobile Radio Service ("PMRS"). Carriers like Communitronics and its competitors, who make service available to the public on a for-profit basis through interconnections with the public switched telephone network, are classified as CMRS licensees. Until recently, Communitronics' RCC licenses were subject to rate and entry regulations in states that chose to impose tariff and certification obligations, whereas PCP licenses were not subject to such regulations. As a result of Congressional legislation, the state regulatory differences between RCCs and PCPs have been eliminated.

  The FCC has also adopted rules that license paging channels in the exclusive UHF and VHF bands, as well as in the exclusive 929 and 931 MHZ bands, on a geographic area basis. These geographic area licenses are awarded through auctions. The 929 and 931 MHZ bands were auctioned in 1998 and lower bands will be auctioned in the fourth quarter of 1999. Incumbent licensees, such as Communitronics, will retain their exclusivity under the FCC's new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHZ. The FCC has indicated that these shared frequencies will not be subject to these upcoming auctions.

  The FCC grants radio licenses for varying terms of up to 10 years, and renewal applications must be approved by the FCC. In the past, FCC renewal applications have been more or less routinely granted. Although there can be no assurance the FCC will approve or act upon Communitronics' future applications in a timely manner, the Company believes that such applications will continue to be approved with minimal difficulties.

  Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHZ. All other paging frequencies on which Communitronics holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company's acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Communitronics' future applications in a timely manner, the Company knows of no reason to believe such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Communitronics cannot predict the impact of these procedures on its licensing practices.

  The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may also impose fines for violations of its rules. Under certain circumstances, Communitronics' license applications may be deemed "mutually exclusive" with those of other paging companies, in which case the FCC would select between the mutually exclusive applicants. The FCC has previously used lottery procedures to select between mutually exclusive paging applications; however, in response to a Congressional mandate, the FCC adopted rules to grant mutually exclusive CMRS paging applications through the auction process.

  The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business. Such actions could affect the scope and manner of Communitronics' services, or could lead to increased competition in the paging industry. Beginning in 1994, the FCC was ordered by Congress to hold auctions to award licenses for new personal communications services. These and other new mobile services could compete directly or indirectly with the Company. In addition, from time to time, federal and state legislators propose legislation that could affect the Company's business either beneficially or adversely. Communitronics cannot predict the impact of such legislative actions on its operations.


  The foregoing description of certain regulatory factors does not purport to be a complete summary of all the present and proposed legislation and regulations pertaining to the Company's operations.

Employees

  At December 31, 1999, Communitronics employed 15 people, of which 13 were full-time. Most of these individuals were in sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.


------------------------------------------------------------------------------
Item 2.   Description of Property
------------------------------------------------------------------------------

  Communitronics owns a transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 6 retail and office locations in its market areas, including its executive offices in Daphne, Alabama. Communitronics also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 16 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Communitronics is obligated to make total lease payments of approximately $185,000 under its office facility and tower site leases for year ending December 31, 2000. See Note 9 in the Notes to Consolidated Financial Statements.

  The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.


------------------------------------------------------------------------------
Item 3.   Legal Proceedings
------------------------------------------------------------------------------

  The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

  No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.


------------------------------------------------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 1999.



                                  PART II

------------------------------------------------------------------------------
Item 5.   Market for Registrant's Common Equity and Related Shareholder
Matters
------------------------------------------------------------------------------

  On November 6, 1998, Communitronics' securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP.

  The following table presents, for the periods indicated, the reported high and low transaction prices for Communitronics Common Stock for the periods such securities were traded on OTC NASDAQ as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year Ended December 31, 1998           High                 Low
     ----------------------------           ----                 ---

          3rd Quarter                     Unpriced             Unpriced
          4th Quarter                     $ 3.0625             $ 2.00

     Year Ended December 31, 1999           High                 Low
     ----------------------------           ----                 ---

          1st Quarter                     $ 3.00               $ 1.50
          2nd Quarter                       2.75                  .8125
          3rd Quarter                       1.875                 .125
          4th Quarter                        .75                  .125

  As of December 31, 1999, 7,922,936 shares of common stock were outstanding. Also as of December 31, 1999, there were 494 holders of record of the Common Stock based upon information furnished by Progressive Transfer Company, Salt Lake City, Utah, the transfer agent for the Common Stock.

  Communitronics has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


------------------------------------------------------------------------------
Item 6.   Selected Financial Data
------------------------------------------------------------------------------

  The following table presents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                    1999           1998
                                                ------------   ------------


Revenues . . . . . . . . . . . . . . . . . . .  $  1,046,342   $  1,156,731

Cost of goods sold . . . . . . . . . . . . . .       620,065        509,432

General and administrative expenses. . . . . .       591,431        409,926

Depreciation . . . . . . . . . . . . . . . . .       102,928         62,019

Non-recurring charges. . . . . . . . . . . . .       188,848        200,354

Interest . . . . . . . . . . . . . . . . . . .        29,417          4,372
                                                ------------   ------------
Net income (loss). . . . . . . . . . . . . . .   $  (486,347)  $    (29,372)
                                                ============   ============
Net income (loss) per share. . . . . . . . . .   $      (.06)  $       (.01)
                                                ============   ============
EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (165,154)  $    237,373
                                                ============   ============

Pagers in service at end of year . . . . . . .         4,300          4,800
                                                ============   ============

Average revenue per unit ("ARPU"). . . . . . .   $     10.91   $      13.23
                                                ============   ============
Total assets . . . . . . . . . . . . . . . . .   $ 1,515,213   $    944,147
                                                ============   ============
Long-term debt . . . . . . . . . . . . . . . .   $   613,827   $     91,415
                                                ============   ============

(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements.


------------------------------------------------------------------------------
Item 7.   Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------

  Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise, or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

  The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

  Communitronics is a leading provider of wireless message paging and information delivery services. Wireless message paging is comprised of numeric paging that permits a pager to register the telephone number of the caller to the customer. Information delivery systems is comprised of both numeric paging and text messaging services.

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

  The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 4,300 subscribers to its message paging and information delivery services at December 31, 1999.

  The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.


Acquisitions and Disposals

  None


Results of Operations for the years ended December 31, 1999 and 1998

  Total revenue: Total revenues decreased approximately $110,000, or approximately 9.0%, from $1,157,000 for the year ended December 31, 1998 ("1998") to $1,046,000 for the year ended December 31, 1999 ("1999"). Net revenues decreased approximately $199,000, or 22.1%, from $900,000 in 1998 to $701,000 in 1999. The decrease in net revenues was primarily the result of a decrease in the gross profit on product sales and normal attrition of paging customers. The total number of subscribers decreased by 500 since December 31, 1998. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor. ARPU for Communitronic's paging services decreased $2.32 per unit from $13.23 in 1998 to $10.91 per unit in 1999. The decrease in ARPU was primarily attributable to customers not requesting high premium, value added services as opposed to the previous period and selected rate increases partially offset by internal growth in the Company's reseller and strategic alliance indirect distribution channels, which generate lower ARPU sales and lower operating costs per unit for the Company. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

  Product Sales: Product sales, which consist primarily of sales of paging equipment, increased approximately $88,000 or 34.6% from $257,000 in 1998 to $346,000 in 1999 and increased as a percentage of net revenues from 43.8% in 1998 to 69.0% in 1999. The cost of product sales increased approximately $89,000 or 35.0% from $257,000 in 1998 to $346,000 in 1999 principally due to the increase in product sales and an increase in unit costs. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

  Service, Rent and Maintenance Expenses: Service, rent and maintenance expenses increased approximately $22,000 from $253,000 in 1998 to $275,000 in 1999 and increased as a percentage of net revenues from 28.1% in 1998 to 39.2% in 1999. This increase was attributable to increases in personnel costs, tower site rents and telecommunications expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

  General and Administrative Expenses: General and administrative expenses increased approximately $182,000 from $410,000 in 1998 to $592,000 in 1999, and increased as a percentage of net revenues from 45.6% in 1998 to 84.4% in 1999. The increase in general and administrative expenses is attributable to costs associated with acquisitions and additional reporting requirements which require additional personnel costs and professional fees.

  Depreciation Expense: Depreciation expense increased approximately $41,000 from $62,000 in 1998 to $103,000 in 1999. The increase in depreciation expense resulted primarily from depreciation expense on transmission equipment and other capitalized assets acquired in 1999 through financing.

  Interest Expense: Interest expense increased approximately $25,000 from $4,000 in 1998 to $29,000 in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $306,000 greater in 1999 than in 1998 as a result of debt incurred related to capital expenditures and working capital requirements.

  Net Loss: The Company's net loss increased approximately $457,000 from $29,000 in 1998 to $486,000 in 1999. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

  EBITDA: EBITDA decreased to $(165,000), 0% of total revenue, in fiscal year 1999 as compared to $237,000, 21% of total revenue, in fiscal year 1998. As a percentage of total revenue, EBITDA did not increase in fiscal 1999 because new retail store openings, increased tower lease expenses, and administrative and consulting costs associated with new reporting requirements.

Financial Condition

  For the year ended December 31, 1999, the Company's cash used in operating activities decreased by approximately $104,000 from $224,000 in 1998 to $120,000 in 1999. The decrease in cash used in operating activities was primarily the result of issuing stock for consulting services and a net increase in accounts payable as of December 31, 1999 compared to December 31, 1998, which net increase was a result of higher operating expenses between periods. This increase in accounts payable was offset by an increase in prepaid expenses as of December 31, 1999 compared to December 31, 1998.

  Net cash used in investing activities increased approximately $404,000 from $68,000 for the year ended December 31, 1998 to $472,000 for the year ended December 31, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment and an investment in network equipment. Capital expenditures were approximately $37,000 and $161,000 for the year ended December 31, 1998 and 1999, respectively. Capital expenditures for the year ended December 31, 1999 included approximately $147,000 for transmitter and switch equipment. The investment in network equipment totaled $336,000. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment. Total capital expenditures for fiscal year 1999 are expected to approximate $200,000. The Company expects to finance its capital expenditures for the remainder of fiscal year 1999 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

  Net cash provided by financing activities increased approximately $240,000 from $324,000 for the year ended December 31, 1998 to $564,000 for the year ended December 31, 1999. The increase was primarily the result of new long-term borrowing and a loan from stockholder.

Year 2000 Issues

  Communitronics has developed a Year 2000 compliance plan to address the issue of software currently in use that may have time or date sensitivity that requires correction. If not addressed, system failures or miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

  Communitronics has contacted its major vendors and received written confirmation of Year 2000 compliance from them. These vendors provide the Company with software programs that cover the transmission of paging signals, invoicing and retention of customer activity, and the reporting of the Company's financial and accounting transactions.

  All of these programs are covered under existing maintenance agreements, and no significant costs have been incurred with respect to Year 2000 compliance issues.

  Although Communitronics has received assurances that it will be Year 2000 compliant and expects no significant issues or expenses with respect to Year 2000, the Company is continuing to review its product offering for potential problems. Communitronics is also in the process of developing Year 2000 contingency plans in the event of unforeseen circumstances.


------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 1999 and 1998.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.



                                  PART III

------------------------------------------------------------------------------
Item 10. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

     The directors and executive officers currently serving on the Company are as follows:

      NAME              AGE       POSITION HELD                SINCE
     ------            -----     ---------------              -------

David R. Pressler       54       Chairman of the Board,        1998
                                 Director, Chief Executive
                                 Officer and President

Samuel Mastrull         72       Director, Chief Financial     1998
                                 Officer and Secretary

James H. Flanagan       70       Director                      1998

Charles H. Hillman      39       Director                      1998


  The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for three-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

  Mr. Pressler became Chairman of the Board, Chief Executive Officer, and President of the Company on October 26, 1998, following the Company's acquisition of all of the issued and outstanding stock of Communitronics, Inc. He founded and was the President of Communitronics, Inc. from 1975 until its acquisition by the Company. Mr. Pressler holds an FCC Master Radio Engineer Rating with radar endorsement. He is a certified engineer (EI-0216), and is a senior member of the National Association of Radio and Telecommunications Engineers.

  Mr. Mastrull became a director and the Chief Financial Officer and Secretary of the Company on October 26, 1998. From 1995 to 1997, he was a registered representative with the securities firm of Joseph Charles Investment Bankers. From 1987 to 1995, he was the owner and President of Compliance Technology, Inc. which assisted companies seeking financing from lending institutions. From 1976 to 1987, Mr. Mastrull was an ombudsman employed by the State of News Jersey. From 1962 to 1976, Mr. Mastrull was a registered representative employed by several securities brokerage firms. Mr. Mastrull received a business administration degree from Drake College in 1995.

  Mr. Flanagan became a director of the Company on October 26, 1998. He is presently retired. From 1957 to 1997, he was the President and co-owner of Pascagoula Drug Company, a pharmacy company in Pascagoula, Mississippi. Mr. Flanagan received a pharmacy degree from the University of Mississippi in 1955.

  Mr. Hillman became a director of the Company on October 26, 1998. From July 1995 to the present, he has been a partner in the law firm of Ulmer, Hilman, Ballard and Nikolakis, P.G., in Mobile, Alabama. From 1990 to July 1995, he was an attorney in the law firm of Brown Hudgens P.C. From 1984 to 1990, Mr. Hillman was an attorney in the Judge Advocates General division of the U.S. Army. Mr. Hillman graduated from Mississippi State University with a B.S. degree in 1981, and graduated from the University of Mississippi School of Law in 1984.

------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended December 31, 1998. David R. Pressler, the President of the Company, presently receives compensation of approximately $21,000 per year.

  The Company does not presently have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company reserves the right to establish any such plans in the future.

  Directors of the Company who do not serve as officers thereof are not currently compensated by the Company for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.


------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

  The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED (1)        COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock        5,240,500 (2)          66.9%
27955 Highway 98
Suite WW-X
Daphne, Alabama 36526

Cede & Co. (3)            Common Stock          997,724              12.7%
P.O. Box 222
Bowling Green Station
New York, New York 10274

----------------------------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2) Includes 500,000 shares of Common Stock of the Company held by his wife and his sons.

(3) Cede & Co. is a nominee holder of shares of Common Stock of the Company as a depository for brokerage firms and others.


------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

  In connection with the reorganization of the Company in October 1998 and the acquisition of Communitronics, Inc. and its subsidiaries, David R. Pressler, a director and President of the Company, received 4,715,500 shares of Common Stock of the Company; and Sam Mastrull, a director and Chief Financial Officer of the Company, received 116,500 shares of Common Stock of the Company.

  In November 1998, Sam Mastrull received 183,500 shares of Common Stock for consulting services in reliance upon Section 4(2) of the Securities Act of 1933.

  At September 30, 1999, the Company had a note payable to David R. Pressler, a director, President and majority stockholder of the Company with a balance of $266,676. The note bears interest at 6.25% and is due on December 31, 2003.


                                 PART IV

------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     Exhibit
     Number                 Title of Exhibit
     -------                ----------------

       27                   Financial Data Schedule

(b)  Reports on Form 8-K.

     Communitronics filed no reports on Form 8-K during the fourth quarter of year ended December 31, 1999.

                  Index to Consolidated Financial Statements




     Report of Independent Auditors...........................  F-2

     Consolidated Balance Sheets..............................  F-3

     Consolidated Statements of Operations....................  F-5

     Consolidated Statements of Shareholders' Equity..........  F-6

     Consolidated Statements of Cash Flows....................  F-7

     Notes to Consolidated Financial Statements...............  F-9

      Report of Garner, Prichard & Middleton, P.C., Independent Auditors


We have audited the accompanying consolidated balance sheets of Communitronics of America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communitronics of America, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                    /s/ Garner, Prichard & Middleton, P.C.

Mobile, Alabama
July 16, 2000

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                          Consolidated Balance Sheets

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------
                      Assets

Current assets
  Cash                                               $       4,943    $      31,865
  Accounts receivable - trade, less allowance
    for doubtful accounts of $1,045 for
    1998 (note 2)                                           71,210          130,778
  Inventory                                                 40,502           70,524
  Due from stockholder (note 9)                              5,574           45,857
                                                     -------------    -------------
           Total current assets                            122,229          279,024

Property and equipment, at cost, net of
 accumulated depreciation (note 3)                         748,875          661,069

Investment in network (note 4)                             336,305              -
Prepaid expenses (note 5)                                  303,750              -
Deposits                                                     4,054            4,054
                                                     -------------    -------------

                                                     $   1,515,213    $     944,147
                                                     =============    =============

     Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt (note 7)      $      91,083    $      53.942
  Accounts payable - trade                                 208,659           42,796
  Payroll and sales taxes payable                           10,383            9,790
  Acquisition purchase price liability                         -             15,000
  Due to officer                                               -              7,500
                                                     -------------    -------------
            Total current liabilities                      310,125          129,028

Long-term debt, less current maturities (note 7)           226,358           37,473
Note payable to stockholder (note 9)                       296,386              -
                                                     -------------    -------------
           Total liabilities                               832,869          166,501
                                                     -------------    -------------

Commitments and contingencies (notes 6,7 and 13)
                                                           (continued)

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                    Consolidated Balance Sheets (continued)

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

  Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding
   at December 31, 1999 and 6,987,936 shares issued
   and outstanding at December 31, 1998                     79,229           69,879
  Common stock subscribed, $.01 par value;
   717,300 shares pending issuance                             -              7,173
  Additional paid-in capital                             1,463,562        1,074,694
  Accumulated deficit (note 8)                            (860,447)        (374,100)
                                                     -------------    -------------
           Total stockholders' equity                      682,344          777,646
                                                     -------------    -------------

                                                     $   1,515,213    $     944,147
                                                     =============    =============


See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                     Consolidated Statements of Operations

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

Services, rent and maintenance revenues              $     562,717    $     761,980
Product sales                                              483,625          394,751
                                                     -------------    -------------
     Total revenues                                      1,046,342        1,156,731
Less cost of product sales                                 345,664          256,790
                                                     -------------    -------------
     Net revenues                                          700,678          899,941
                                                     -------------    -------------
Operating expenses
 Services, rent and maintenance                            274,401          252,642
 General and administrative                                591,431          409,926
 Depreciation                                              102,928           62,019
                                                     -------------    -------------
 Total operating expenses                                  968,760          724,587
                                                     -------------    -------------

     Operating income (loss)                              (268,082)         175,354
                                                     -------------    -------------
Other expenses
 Non-recurring charges (note 10)                           188,848          200,354
 Interest expense                                           29,417            4,372
                                                     -------------    -------------
     Total other expenses                                  218,265          204,726
                                                     -------------    -------------

     Net loss                                        $   (486,347)    $     (29,372)
                                                     =============    =============

Net loss per share (note 11)                         $       (0.06)   $       (0.01)
                                                     =============    =============




See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                      Common      Additional    Retained
                                          Common      Stock        Paid-in      Earnings    Stockholders'
                                          Stock     Subscribed     Capital      (Deficit)      Equity
                                       -----------  -----------  ------------  -----------  -----------
Balance, January 1, 1998               $    31,844  $       -    $    205,356  $  (344,728) $  (107,528)

 Issuance of 1,303,500 shares of
  common stock                              13,035          -         117,315          -        130,350
 Issuance of 5,500,000 shares of
  common stock in connection
  with acquisitions                         55,000          -         511,741          -        566,741
 Cancellation of 3,000,000 shares
  of common stock                          (30,000)         -             -            -        (30,000)
 Common stock subscribed,
    717,300 shares                             -          7,173       240,282          -        247,455
 Net loss                                      -            -             -        (29,372)     (29,372)
                                       -----------  -----------  ------------  -----------  -----------

Balance, December 31, 1998                  69,879        7,173     1,074,694     (374,100)     777,646

 Issuance of 717,300 shares of
  common stock                               7,173       (7,173)          -            -            -

 Issuance of 217,700 shares of
  common stock                               2,177          -        388,868           -        391,045

 Net loss                                      -            -            -        (486,347)    (486,347)
                                       -----------  -----------  ------------  -----------  -----------

Balance, December 31, 1999             $   79,229   $       -    $  1,463,562  $  (860,447) $   682,344
                                       ===========  ===========  ============  ===========  ===========






See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                               Year Ended
                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

Operating activities
 Net loss                                            $    (486,347)   $     (29,372)
                                                     -------------    -------------
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities
    Depreciation                                           102,928           62,019
    Issuance of common stock for services                  311,250              -
    (Increase) decrease in
       Accounts receivable                                  59,568         (130,778)
       Inventory                                            30,022          (70,524)
       Prepaid expenses                                   (303,750)             -
    Increase (decrease) in
       Accounts payable                                    165,863          (64,732)
       Accrued expenses                                        593            9,790
                                                     -------------    -------------
          Total adjustments                                366,474         (194,225)
                                                     -------------    -------------
          Net cash provided (used) by operating
          activities                                      (119,873)        (223,597)
                                                     -------------    -------------

Investing activities
 Purchase of property and equipment                       (160,734)         (37,366)
 Investment in network                                    (336,305)             -
 Acquisition liability                                     (15,000)          15,000
 Loans from (repayments to) stockholder                     40,283          (45,857)
                                                     -------------    -------------
          Net cash used by investing activities           (471,756)         (68,223)
                                                     -------------    -------------

Financing activities
 Proceeds (repayments) from stockholder
  loans                                                    288,886            7,500
 Proceeds from sale of common stock                         49,795          244,805
 Borrowing of long-term debt                               254,707           81,598
 Repayments of long-term debt                              (28,681)         (10,218)
                                                     -------------    -------------
          Net cash provided by financing
          activities                                       564,707          323,685
                                                     -------------    -------------

                                                           (continued)

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

               Consolidated Statements of Cash Flows (continued)

                                                               Year Ended
                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

    Increase (decrease) in cash                            (26,922)          31,865

Cash
 Beginning of year                                          31,865              -
                                                     -------------    -------------

 End of year                                         $       4,943    $      31,865
                                                     =============    =============


Supplemental disclosure of cash
 flow information:
 Cash paid during the year for interest              $      29,417    $       4,372
                                                     =============    =============









See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                   Notes to Consolidated Financial Statements
                          December 31, 1999 and 1998



Note 1 - The Company and significant accounting policies
--------------------------------------------------------

Communitronics of America, Inc. (formerly Oneida General Corporation) (the Company) is a provider of wireless messaging and information delivery services. The Company maintains an extensive network of radio towers positioned to deliver wireless messaging services throughout the coastal regions of Alabama, Louisiana, Mississippi and the Florida Panhandle. The consolidated financial statements include the accounts of all the Company's wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of cash flows
-----------------------

The Company defines cash and cash equivalents as cash on hand, demand deposits and short-term (three months or less) highly liquid investments.

Accounts receivable
-------------------

An allowance for doubtful accounts is computed based on specific receivables deemed uncollectible by management of the Company and historical experience.

Inventory
---------

Inventory, consisting primarily of certain types and brands pagers held for resale, is carried at the lower of cost or market.

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 1 - The Company and significant accounting policies (continued)
--------------------------------------------------------------------

Property and equipment
----------------------

Property and equipment are carried at cost. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from the disposition, is recorded as gain or loss on disposition of assets. Maintenance and repairs are charged to operating expenses. Costs of significant improvements and renewals are capitalized.

Depreciation
------------

Property and equipment are being depreciated over their estimated useful lives using straight-line method. The estimated useful lives of significant assets are as follows: radio towers, 30 years; transmission equipment, 7 years; computer equipment, 5 years; vehicles, 5years; and, furniture and fixtures, 7 years.

Revenue recognition
-------------------

Services, rent and maintenance revenues are recognized in the month the related services are performed. Product sales are recognized upon delivery of product to the customer.

Income taxes
------------

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting primarily from the use of accelerated depreciation methods for tax purposes.

Note 2 - Concentration of credit risk
-------------------------------------

The Company operates from locations in Daphne and Foley, Alabama, Metaerie Louisiana and Gulfport and Pascagoula, Mississippi. The Company grants credit (accounts receivable) to customers, substantially all of whom are individuals, located in the vicinity of the operating locations. In order to reduce the credit risk relative to subscriber services, the Company requires all subscribers to execute a one-year service contract which allows the Company to charge a $200 fee upon early cancellation of service.

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 3 - Property and equipment
-------------------------------

Property and equipment consists of the following:

                                                       December 31
                                              ------------------------------
                                                  1999             1998
                                              -------------    -------------

  Radio towers                                $     464,003    $    464,003
  Transmission equipment                            840,636         808,764
  Computer equipment                                100,099          99,535
  Vehicles                                           45,269          45,269
  Furniture and fixtures                             32,843          32,843
                                              -------------    -------------
                                                  1,482,850       1,450,414
     Less accumulated depreciation                  733,975         707,074
                                              -------------    -------------
        Net property and equipment            $     748,875    $    743,340
                                              =============    =============

Note 4 - Investment in network
------------------------------

In January 1999, the Company entered into an agreement with its majority stockholder to assume certain obligations related to an investment in Beepers Network, Inc., a Tennessee Corporation. The investment included $200,000 in cash and the acquisition of tower equipment to be used by Beepers Network, Inc. in the amount of $136,305. The $200,000 in cash was used by Beepers Network, Inc. to build-out new tower locations.

The Company's investment in Beepers Network, Inc. was made in order to meet the FCC's time requirement concerning build-out of Beepers Network, Inc.'s additional facilities which would be of mutual benefit to both companies. These facilities enhanced the Company's network in that Beepers and the Company operate on the same frequency and therefore pass each others traffic (paging customers). This investment enhanced the geographical coverage area of both companies. Also, as a result of the investment, Beepers Network, Inc. has granted an option to the Company to purchase Beepers Network, Inc. at a later undecided date on terms to be mutually agreed upon in the future. As of December 31, 1999, the option had not been exercised and the balance of the investment totalled $336,305.

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 5 - Prepaid expenses
-------------------------

In January 1999, the Company entered into an agreement with a firm to provide financial and public relations services beginning at such time as the Company became compliant with all U. S. Securities and Exchange Commission reporting requirements and reinstatement of the Company's stock to trading on the OTC Bulletin Board. At December 31, 1999, no services have been provided under this agreement, none of the aspects of the agreement have expired and the balance remaining on the agreement totalled $303,750.

Note 6 - Intangible assets
--------------------------

The Company owns seven Certificates of Public Convenience and Necessity issued by the Alabama Public Service Commission and thirty-four frequencies licensed by the Federal Communications Commission. These certificates and licenses allow the Company to provide wireless messaging services in certain cities in Alabama, Florida, Mississippi, Louisiana, Georgia, Tennessee, Arkansas and Texas.

At December 31, 1999 and 1998, the original costs of intangible assets were fully amortized. The information relative to original costs and accumulated
amortization at December 31, 1999 and 1998, was not available.   Based on
appraisals, the approximate fair market value of the certificates and licenses is in excess of $10,000,000.

Note 7 - Long-term debt
-----------------------

The Company's long-term debt consists of the following:

                                                                       December 31
                                                             ------------------------------
                                                                  1999             1998
                                                             -------------    -------------

  Union Planters Bank, 10%, due in equal monthly
  principal and interest installments of $270 through
  May 15, 2000 and a final payment of $16,496 due
  June 15, 2000, secured by real property                    $      17,011    $      18,280

  Union Planters Bank, 10%, due in equal monthly
  principal and interest installments of $233 through
  August 2000, unsecured                                             1,795            4,265

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998

Note 7 - Long-term debt (continued)
-----------------------------------

  Union Planters Bank, 7%, 180-day note, principal
  and interest due January 8, 2000, secured by personal
  property                                                          20,035           20,035

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $708 through
  December 2003, secured by vehicle                                 29,079           35,035

  Corporation, 10%, due in annual principal payments
  equal to 10% of outstanding principal balance through
  June 2019, unsecured                                             200,000              -

  Non-interest bearing note payable to a stockholder
  of Crescent Radio Electronics, Inc. (the predecessor
  company of Crescent Paging, Inc., a wholly-owned
  subsidiary of the Company), due in equal monthly principal
  installments of $600 through February 2005, unsecured             6,600           13,800

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $754 through
  February 2001, secured by vehicle                                10,062              -

  Merit Leasing Corp., 38.75%, due in equal monthly
  principal and interest installments of $1,801 through
  April 2002, secured by equipment                                 32,859              -
                                                            -------------    -------------
       Total long-term debt                                       317,441           91,415
  Less current maturities                                          91,083           53,942
                                                            -------------    -------------
       Long-term debt, less current maturities              $     226,358    $      37,473
                                                            =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 7 - Long-term debt (continued)
-----------------------------------

Maturities of long-term debt at December  31, 1999, are as follows:

  Year ending December 31,
     2000 (included in current liabilities)                 $     91,083
     2001                                                         42,028
     2002                                                         30,387
     2003                                                         22,723
     2004                                                         13,122
     Thereafter                                                  118,098
                                                            ------------
                                                            $    317,441
                                                            ============


Note 8 - Commitments and contingencies
--------------------------------------

The Company is committed to several operating leases of radio towers and office facilities. Approximate future minimum lease payments of all non-cancelable operating leases for the next five years are as follows:

  For the year ending December 31,
    2000                                                    $     47,042
    2001                                                          26,017
    2002                                                          12,750
    2003                                                          10,417
    2004                                                           6,000
    Thereafter                                                    10,800
                                                            ------------
                                                            $    113,026
                                                            ============

Rental expense under these operating leases for the years ended December 31, 1999 and 1998, amounted to $ 89,553 and $ 48,809, respectively.

As part of the stock exchange agreement with Crescent Paging, Inc., the Company guaranteed the former stockholders of Crescent Paging, Inc. that the Company's common stock would be worth no less than $3.00 per share at the date of sale following the required holding period pursuant to Rule

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 8 - Commitments and contingencies (continued)
--------------------------------------------------

144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the actual sales price per share and the agreed upon price of $3.00 per share. Management does not believe there will be any additional compensation due relating to this agreement.

The Company may be required to pay the former stockholders of Data Paging, Inc. additional compensation up to $500,000 if the value of the Company's common stock is selling for less than $2 per share after a one year holding period from the date of acquisition. This additional compensation can be paid by issuing shares of 144 stock to make up the difference between the actual value and the agreed upon price of $2.00 per share. Management does not believe there will be any additional amount due relating to this matter.

Note 9 - Related party transactions
-----------------------------------

At December 31, 1999 and 1998, the Company had outstanding a note due from its majority stockholder in the amount of $5,574 and $45, 857, respectively. The note bears interest at the rate of 10% and is due upon demand.

At December 31, 1999, the Company had a note payable to its majority stockholder which bears interest at 6.25% and is due December 31, 2003. The balance at December 31, 1999 totaled $296,386.

Note 10 - Retained earnings
---------------------------

On October 26, 1998, the Company merged with Communitronics, Inc. (as more fully discussed in note 11 below). As of the date of the merger, the Company had an accumulated deficit in the amount of $344,728 which resulted from losses incurred during its years of active operations between 1970 and 1985. From 1985 to the date of merger, the Company has had no material operations or assets.

Note 11 - Income taxes
----------------------

For the years ended December 31, 1999 and 1998, the Company had no provision or benefit for income taxes because the deferred tax liability was offset by an increase (decrease) in the valuation

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 11 - Income taxes (continued)
----------------------------------

allowance of ($96,790) and $5,655, respectively. The change in the valuation allowance at December 31, 1999 and 1998, had no effect on operations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31
                                              ------------------------------
                                                  1999             1998
                                              -------------    -------------
  Deferred tax asset
     Net operating loss carry forwards        $     122,548    $      17,324
     Valuation allowance                            (36,869)             -
                                              -------------    -------------
     Net deferred tax asset                         (85,679)         (17,324)
                                              -------------    -------------
  Deferred tax liabilities
     Depreciation                                   (85,679)         (77,245)
     Valuation allowance                                -             59,921
                                              -------------    -------------
     Net deferred tax liabilities                   (85,679)         (17,324)
                                              -------------    -------------
                                              $         -      $         -
                                              =============    =============

At December 31, 1999 and 1998, the Company has net operating loss carry forwards of approximately $600,000 and $87,000 that will expire in 2014 and 2013 respectively.

Note 12 - Non-recurring charges
-------------------------------

During the years ended December 31, 1999 and 1998, Communitronics, Inc., one of the Company's wholly-owned subsidiaries, incurred significant costs (i.e., professional fees, travel, etc.) in connection with its "going public" efforts. Such costs, amounting to approximately $189,000 and $200,000, respectively, have been charged to operations in the period incurred.

Note 13 - Common stock and net loss per share
---------------------------------------------

Net loss per share amounts are computed based on the weighted-average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 1999 and 1998 was 7,392,736 and 3,968,615, respectively.

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 13 - Common stock and net loss per share (continued)
---------------------------------------------------------

As of December 31, 1999 and 1998, the Company has 50 million of authorized shares, all of which are Common Stock. There are no additional rights or privileges other than those afforded to a common stock shareholder.


Note 14 - Business combinations
-------------------------------

On September 28, 1998, the Company entered into a letter of intent for the acquisition of 100% of the issued and outstanding shares of Communitronics, Inc. and its wholly-owned subsidiary, Crescent Paging, Inc. (the "Acquisition"). As part of the transaction, the Company agreed to issue to the shareholders of the Acquisition 5,500,000 shares of its restricted common stock. The Acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as abusiness combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition at their fair values. The current directors of the Company agreed to cancel an aggregate 3,000,000 shares of the Company's restricted common stock owned by them. The acquisition became effective October 26, 1998. At closing, the current board of directors of the Company, consisting of Mr. Ken Kurtz, Ms. Carrie Kurtz and Ms. Tammy Gehring, resigned and were replaced by a board consisting of Mr. David R. Pressler, Mr. Samuel Mastrull, Mr. James H. Flanagan and Mr. Charles H. Hillman. In addition, Mr. Kurtz has resigned as President of the Company and has been replaced by Mr. Pressler. Ms. Kurtz has resigned as Vice-president and Ms. Gehring has resigned as Secretary and Treasurer. Mr. Mastrull has replaced Ms. Gehring as Secretary. The Vice-President and Treasurer positions remain unfilled.

On December 22, 1998, the Company acquired all of the outstanding common stock of Data Paging, Inc. in a stock-for-stock, tax free exchange. As part of the transaction, the Company agreed to issue to the shareholders of Data Paging, Inc. 250,000 shares of its restricted common stock. The acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition at their fair values.

Details of the results of operations of the previously separate companies for the year ended December 31, 1998 that are included in the current combined net income are as follows:

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 14 - Business combinations (continued)
-------------------------------------------

                                                Crescent            Data
                          Communitronics,       Paging,            Paging
                                Inc.              Inc.              Inc.              Total
                          ---------------    --------------    --------------    --------------

  Revenue                 $       430,553    $      333,189    $      282,600    $    1,046,342
  Expenses                        691,459           410,611           212,354         1,314,424
                          ---------------    --------------    --------------    --------------

  Operating income (loss)        (260,906)          (77,422)           70,246          (268,082)

  Other expenses                 (217,332)              -                (933)         (218,265)
                          ---------------    --------------    --------------    --------------

       Net income (loss)  $      (478,238)   $      (77,422)   $       69,313    $     (486,347)
                          ===============    ==============    ==============    ==============

Note 15 - Segment information
-----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company has adopted SFAS 131 in its 1998 annual financial statements. SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that it +has no reportable segments. The Company's basis for the segments relates to the types of products and services each segment provides. The Company's core operations, which includes the traditional one-way display and alphanumeric services, are the only reportable financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Note 16 - Year 2000 issue
-------------------------

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that may adversely affect the Company's operations beginning January 1, 2000. The Company has conducted an inventory of computer systems and other equipment necessary to conducting Company operations. Management has contacted the manufacturers of such systems and

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

              Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 16 - Year 2000 issue (continued)
-------------------------------------

equipment and has received assurances that the Company's systems and equipment are year 2000 compatible.

Because of the unprecedented nature of the year 2000 issue, its effects will not be fully determinable until the year 2000 and thereafter. Management cannot assure that parties with whom the Company does business will be year 2000 ready.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                               Communitronics of America, Inc.

    August 14, 2000                 By: /s/ David R. Pressler
                                       -------------------------------

                                    David R. Pressler
                                    President, Chief Executive Officer and
                                    Principal Financial Officer