Form 10QSB
period 2000-03-31
COMMUNITRONICS OF AMERICA INC
filed 2000-09-14
CIK 1077385

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

      For the transition period from ______________ to ________________

      Commission File Number: 0-27067

                        COMMUNITRONICS OF AMERICA, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

               Utah                                 87-0285684
              ------                               ------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


                27955 Hwy. 98, Suite WW, Daphne, Alabama 36526
               ------------------------------------------------
                   (Address of principal executive offices)

                                (334) 625-6426
                               ----------------
                          (Issuer's telephone number)

                                Not Applicable
                               ----------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


        Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
         12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,922,936 shares.

  Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries


                               Table of Contents



Consolidated Balance Sheets                                             3

Consolidated Statements of Operations                                   4

Consolidated Statements of Cash Flows                                   5

Consolidated Statements of Stockholders' Equity                         6

Part I

   Item 1.  Notes to Consolidated Financial Statements                  7

   Item 2.  Management's Discussion and Analysis or
            Plan of Operations                                       7-11

Part II - Other Information                                         11-12

Signature                                                              13

Exhibit 27                                                             14

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                           March 31        December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                      Assets

Current assets
  Cash                                                   $      3,829     $      4,943
  Accounts receivable - trade                                  67,125           71,210
  Inventory                                                    11,875           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                                88,403          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     720,509          748,875

Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------

                                                         $  1,453,021     $  1,515,213
                                                         =============    =============

                      Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $    100,234     $     91,083
  Accounts payable - trade                                    265,933          208,659
  Payroll and sales taxes payable                               8,288           10,383
                                                         -------------    -------------
            Total current liabilities                         374,455          310,125

Long-term debt, less current maturities                       225,227          226,358
Note payable to stockholder                                   295,883          296,386
                                                         -------------    -------------
           Total liabilities                                  895,565          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,463,562        1,463,562
  Accumulated deficit                                        (985,335)        (860,447)
                                                         -------------    -------------
           Total stockholders' equity                         557,456          682,344
                                                         -------------    -------------

                                                         $  1,453,021     $  1,515,213
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31
                                                             2000              1999
                                                         -------------    -------------
Services, rent and maintenance
 revenues                                                $    133,245     $    254,540
Product sales                                                  80,446           77,851
                                                         -------------    -------------
     Total revenues                                           213,691          332,391
Less cost of product sales                                     59,530           62,281
                                                         -------------    -------------
     Net revenues                                             154,161          270,110
                                                         -------------    -------------
Operating expenses
 Services, rent and maintenance                                81,143          102,905
 General and administrative                                   162,139          118,785
 Depreciation                                                  29,799           19,378
                                                         -------------    -------------
     Total operating expenses                                 273,081          241,068
                                                         -------------    -------------
     Operating income (loss)                                 (118,920)          29,042
                                                         -------------    -------------
Other expenses
 Non-recurring charges                                             -            31,887
 Interest expense                                               5,968            2,479
                                                         -------------    -------------
     Total other expenses                                       5,968           34,366
                                                         -------------    -------------
     Net loss                                            $   (124,888)    $     (5,324)
                                                         =============    =============
Net loss per share                                       $      (0.02)    $     (0.001)

                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31
                                                             2000              1999
                                                         -------------    -------------
Operating activities
 Net loss                                                $   (124,888)    $     (5,324)
                                                         -------------    -------------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
   Depreciation                                                29,799           19,378
   Issuance of common stock for services                           -           303,750
   (Increase) decrease in
    Accounts receivable                                         4,085           26,743
    Inventory                                                  28,627          (53,780)
    Prepaid expenses                                               -          (303,750)
   Increase (decrease) in
    Accounts payable                                           57,274           80,199
    Accrued expenses                                           (2,095)          (6,152)
                                                         -------------    -------------
     Total adjustments                                        117,690           66,388
                                                         -------------    -------------
     Net cash provided by (used in) operating activities       (7,198)          61,064
                                                         -------------    -------------
Investing activities
 Purchase of property and equipment                            (1,433)        (147,476)
 Acquisition liability                                             -           (15,000)
 Investment in network                                             -          (336,305)
 Repayments (loans) of stockholder loans                           -            40,283
                                                         -------------    -------------
     Net cash used in investing activities                     (1,433)        (458,498)
                                                         -------------    -------------
Financing activities
 Proceeds (repayments) from stockholder loans                    (503)         218,723
 Borrowing of long-term debt                                   13,800          200,000
 Repayments of long-term debt                                  (5,780)         (10,283)
                                                         -------------    -------------
     Net cash provided by financing activities                  7,517          408,440
                                                         -------------    -------------
     Increase (decrease) in cash                               (1,114)          11,006

Cash
 Beginning of period                                            4,943           31,865
                                                         -------------    -------------
 End of period                                           $      3,829     $     42,871
                                                         =============    =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                   For the Three Months Ended March 31, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------
Balance, December 31, 1999        $     79,229   $  1,463,562   $   (860,447)  $    682,344


 Net loss                                   -              -        (124,888)      (124,888)
                                  -------------  -------------  -------------  -------------


Balance, March 31, 2000           $     79,229   $  1,463,562   $   (985,335)  $    557,456
                                  -------------  -------------  -------------  -------------


Item 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its Form 10-KSB for the year ended December 31, 1999.

Note 2.   Income (Loss) Per Common Share:

Income (loss) per common share is based on the weighted average number of common shares are outstanding during the period.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's Form 10-KSB for the year ended December 31, 1999.

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 4,500 subscribers to its message paging and information delivery services at March 31, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                       Three Months Ended
                                                            March 31
                                                   ------------  ------------
                                                       2000          1999
                                                   ------------  ------------
                                                          (unaudited)


Revenues . . . . . . . . . . . . . . . . . . . .   $   213,691   $   332,391

Cost of goods sold . . . . . . . . . . . . . . .       140,673       165,186

General and administrative expenses. . . . . . .       162,139       150,672

Depreciation . . . . . . . . . . . . . . . . . .        29,799        19,378

Interest . . . . . . . . . . . . . . . . . . . .         5,968         2,479
                                                   ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .   $  (124,888)  $    (5,324)
                                                   ============  ============

Net income (loss) per share. . . . . . . . . . .   $      (.02)  $     (.001)


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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH 1999

Total revenues decreased approximately $119,000, or approximately 35.7%, from $332,000 for the three months ended March 31, 1999 ("1999") to $213,000 for the three months ended March 31, 2000 ("2000"). Net revenues decreased approximately $116,000, or 42.9%, from $270,000 in 1999 to $154,000 in 2000.
The decrease in net revenues was primarily the result of the decrease in revenues which resulted from lack of inventory. The total number of subscribers decreased by 500 since March 31, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new filing requirements imposed by the SEC and acquisition opportunities at that time.

Product sales, which consist primarily of sales of paging equipment, increased approximately $2,500 or 3.3% from $78,000 in 1999 to $80,000 in 2000 and increased as a percentage of net revenues from 28.8% in 1999 to 52.2% in 2000. The cost of product sales decreased approximately $3,000 or 4.4% from $62,000 in 1999 to $59,000 in 2000. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Service, rent and maintenance expenses decreased approximately $22,000 from $103,000 in 1999 to $81,000 in 2000 and increased as a percentage of net revenues from 38.1% in 1999 to 52.6% in 2000. This decrease was attributable
to a reduction in telecommunications expenses.   The Company expects its
service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $11,000 from $151,000 in 1999 to $162,000 in 2000, and increased as a percentage of net revenues from 55.8% in 1999 to 105.2% in 2000. The increase in general and administrative expenses is attributable to additional professional and consulting fees associated with SEC reporting requirements. The increase as a percentage of net revenues is due to the decrease in revenues for the three months ended March 31, 2000 due to a decrease in number of customers as discussed previously.

Depreciation expense increased approximately $10,000 from $20,000 in 1999 to $30,000 in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in 2000 through financing.

Interest expense increased approximately $3,000 from $3,000 in 1999 to $6,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $162,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $120,000 from $5000 in 1999 to $125,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $105,000 from $16,000 in 1999 to $(89,000) in 2000. As a percentage of net revenues, EBITDA decreased from 6.1% in 1999 to 0.0% in 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                        Three Months Ended
                                                             March 31
                                                    ------------  ------------
                                                        2000          1999
                                                    ------------  ------------
                                                           (unaudited)


Net cash provided by (used in)
  operating activities                              $    (7,198)  $    61,064

Net cash used in investing activities                    (1,433)     (458,498)

Net cash provided by financing activities                 7,517       408,440

For the three months ended March 31, 2000, the Company's cash used in operating activities increased by approximately $68,000 from $(61,000) for the three months ended March 31, 1999 to $7,000 for the three months ended March 31, 2000. The increase in cash used by operating activities was primarily the result of a net decrease in accounts payable and inventory as of March 31, 2000 compared to March 31, 1999, which net increase was a result of higher operating expenses between periods.

Net cash used in investing activities decreased approximately $457,00 from $458,000 for the three months ended March 31, 1999 to $1,000 for the three months ended March 31, 2000. The decrease in net cash used for investing activities was primarily the result of a decrease in purchases of property and equipment and investment in network. Capital expenditures were approximately $147,000 and $1,000 for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the three months ended March 31, 1999 included approximately $130,000 for transmitter and switch equipment. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment.

Net cash provided by financing activities decreased approximately $400,000 from $408,000 for the three months ended March 31, 1999 to $8,000 for the three months ended March 31, 2000. The decrease was primarily the result of no long-term debt or stockholder loans acquired in 2000.

Long-Term Debt

Borrowings and repayments from banks. During the three months ended March 31, 1999, the Company increased its borrowings from banks by $200,000 from March 31, 1998. However, the Company only increased the amount of borrowings from
banks in the three months ended March 31, 2000 by $13,800.   The borrowings
were used to purchase equipment. At March 31, 2000, $325,000 was outstanding to various banks.

Stockholder note. During the three months ended March 31, 2000, the Company received a stockholder note totaling $19,500 which bears interest at 8.00%. There is also a stockholder note outstanding from the three months ended March 31, 1999 which requires a monthly payment of $1,609 through November 2003 and a final balloon payment of outstanding principal due in December 2003. Additional principal payments will be made as cash flow becomes available. At March 31, 2000, there was $296,000 outstanding on stockholder notes.

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


                         PART II - OTHER INFORMATION


Item l.   Legal Proceedings

     None


Item 2.   Changes in Securities and Use of Proceeds

     None


Item 3.   Defaults upon Senior Securities

     None


Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders of the Company during its quarter ended March 31, 2000.


Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits Required by Item 601 of Regulation S-K.

          EXHIBIT
          NUMBER         EXHIBIT DESCRIPTION
         ---------      ---------------------

            27          Financial data schedule.

     (b) Reports on Form 8-K

          None

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                              Communitronics of America, Inc.

    September 12, 2000             By:   /s/ David R. Pressler
   --------------------                ---------------------------
                                   David R. Pressler
                                   President, Chief Executive Officer and
                                   Principal Financial Officer