Form 10QSB
period 2000-06-30
COMMUNITRONICS OF AMERICA INC
filed 2000-09-19
CIK 1077385

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                (334) 626-7650
                               ----------------
                          (Issuer's telephone number)

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


                               Table of Contents



Consolidated Balance Sheets                                          3

Consolidated Statements of Operations                                4

Consolidated Statements of Cash Flows                                5

Consolidated Statements of Stockholders' Equity                      6

Part 1

  Item 1.  Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis or
           Plan of Operations                                     7-13

Part II - Other Information                                         13

Signature                                                           14

Exhibit 27                                                          15

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                            June 30        December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                   Assets

Current assets
  Cash                                                   $      5,848     $      4,943
  Accounts receivable - trade                                  57,469           71,210
  Inventory                                                    14,030           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                                82,921          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     693,676          748,875

Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------
                                                         $  1,420,706     $  1,515,213
                                                         =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $     94,829     $     91,083
  Accounts payable - trade                                    345,066          208,659
  Payroll and sales taxes payable                              11,357           10,383
                                                         -------------    -------------
            Total current liabilities                         451,252          310,125

Long-term debt, less current maturities                       221,087          226,358
Note payable to stockholder                                   309,623          296,386
                                                         -------------    -------------
           Total liabilities                                  981,962          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,463,562        1,463,562
  Accumulated deficit                                      (1,104,047)        (860,447)
                                                         -------------    -------------
           Total stockholders' equity                         438,744          682,344
                                                         -------------    -------------
                                                         $  1,420,706     $  1,515,213
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           For the Three Months          For the Six Months
                                              Ended June 30                 Ended June 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------

Services, rent and maintenance
 revenues                              $    115,658   $    243,261   $    248,903   $    497,801
Product sales                                40,371         58,878        120,817        136,729
                                       -------------  -------------  -------------  -------------
     Total revenues                         156,029        302,139        369,720        634,530
Less cost of product sales                   34,707         26,593         94,237         88,874
                                       -------------  -------------  -------------  -------------
     Net revenues                           121,322        275,546        275,483        545,656
                                       -------------  -------------  -------------  -------------

Operating expenses
 Services, rent and maintenance              53,647         46,768        134,790        149,673
 General and administrative                 148,541        235,784        310,680        354,569
 Depreciation                                27,922         24,479         57,721         43,857
                                       -------------  -------------  -------------  -------------
     Total operating expenses               230,110        307,031        503,191        548,099
                                       -------------  -------------  -------------  -------------
     Operating loss                        (108,788)       (31,485)      (227,708)        (2,443)
                                       -------------  -------------  -------------  -------------
Other expenses
 Non-recurring charges                          -           10,820            -           42,707
 Interest expense                             9,924          1,000         15,892          3,479
                                       -------------  -------------  -------------  -------------
     Total other expenses                     9,924         11,820         15,892         46,186
                                       -------------  -------------  -------------  -------------
     Net loss                          $   (118,712)  $    (43,305)  $   (243,600)  $    (48,629)
                                       =============  =============  =============  =============
Net loss per share                     $      (0.01)  $      (0.01)  $      (0.03)  $      (0.01)
                                       =============  =============  =============  =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Six Months
                                                                 Ended June 30
                                                             2000            1999
                                                         -------------   -------------
Operating activities
 Net loss                                                $   (243,600)   $    (48,629)
                                                         -------------   -------------
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation                                               57,721          43,857
    (Increase) decrease in
       Accounts receivable                                     13,741          27,200
       Inventory                                               26,472         (92,605)
    Increase (decrease) in
       Accounts payable                                       136,407          72,349
       Accrued expenses                                           974            (195)
                                                         -------------   -------------
          Total adjustments                                   235,315          50,606
                                                         -------------   -------------
          Net cash used in operating activities                (8,285)          1,977
                                                         -------------   -------------

Investing activities
 Purchase of property and equipment                            (2,522)       (163,263)
 Acquisition liability                                            -           (15,000)
 Investment in network                                            -          (336,305)
 Repayments (loans) of stockholder loans                          -            40,283
                                                         -------------   -------------
          Net cash used in investing activities                (2,522)       (474,285)
                                                         -------------   -------------

Financing activities
 Proceeds (repayments) from stockholder loans                  13,237         240,178
 Borrowing of long-term debt                                   13,800         233,063
 Repayments of long-term debt                                 (15,325)        (18,881)
                                                         -------------   -------------
          Net cash provided by financing activities            11,712         454,360
                                                         -------------   -------------

          Increase (decrease) in cash                             905         (17,948)

Cash
 Beginning of period                                            4,943          31,865
                                                         -------------   -------------
 End of period                                           $      5,848    $     13,917
                                                         =============   =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                    For the Six Months Ended June 30, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------

Balance, December 31, 1999        $     79,229   $  1,463,562   $   (860,447)  $    682,344


 Net loss                                  -              -         (243,600)      (243,600)
                                  -------------  -------------  -------------  -------------


Balance, June 30, 2000            $     79,229   $  1,463,562   $ (1,104,047)  $    438,744
                                  =============  =============  =============  =============


                                    PART I

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the six months ended June 30, 2000 and 1999, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements. We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, which include, among other things:

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 4,200 subscribers to its message paging and information delivery services at June 30, 2000.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

The Company's total revenues have decreased by approximately 48.3% to $156,000 for the three month period ended June 30, 2000 compared to $302,000 for the three month period ended June 30, 1999. The Company's total revenues have decreased by approximately 41.7% to $370,000 for the six month period ended June 30, 2000 compared to $635,000 for the six month period ended June 30, 1999. Overall, subscribers have decreased by approximately 300 or approximately 10% to 4,000 at June 30, 2000 from 4,300 at June 30, 1999. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new acquisition possibilities at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and six month periods ended June 30, 2000, capital expenditures totaled approximately $1,500 and $2,500, respectively. For the six months ended June 30, 2000, capital expenditures were funded through cash generated from operations.

For the remainder of 2000 and throughout the year 2001, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                           For the Three Months          For the Six Months
                                              Ended June 30                 Ended June 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
                                                (unaudited)                   (unaudited)
Revenues . . . . . . . . . . . . . . . $    156,029   $    302,139   $    369,720   $    634,530

Cost of goods sold . . . . . . . . . .       88,354         73,361        229,027        238,547

General and administrative expenses. .      148,541        246,604        310,680        397,276

Depreciation . . . . . . . . . . . . .       27,922         24,479         57,721         43,857

Interest . . . . . . . . . . . . . . .        9,924          1,000         15,892          3,479
                                       -------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . $   (118,712)  $    (43,305)  $   (243,600)  $    (48,629)
                                       =============  =============  =============  =============
Net income (loss) per share. . . . . . $       (.01)  $       (.01)  $       (.03)  $       (.01)


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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

Total revenues decreased approximately $146,000, or approximately 48.3%, from $302,000 for the three months ended June 30, 1999 ("1999") to $156,000 for the three months ended June 30, 2000 ("2000"). Net revenues decreased approximately $154,000, or 55.9%, from $275,000 in 1999 to $121,000 in 2000.
The decrease in net revenues was primarily the result of a lack of inventory due to operating constraints. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 300 since June 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000.

Product sales, which consist primarily of sales of paging equipment, decreased approximately $18,500 or 31.0% from $58,500 in 1999 to $40,000 in 2000. The cost of product sales increased approximately $8,000 or 30.5% from $27,000 in 1999 to $35,000 in 2000 due to higher prices paid for pagers. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Service, rent and maintenance expenses increased approximately $7,000 from $47,000 in 1999 to $54,000 in 2000. This increase was attributable to increases in telephone costs and tower site rents offset by a reduction in personnel expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $98,000 from $247,000 in 1999 to $149,000 in 2000,. The decrease in general and administrative expenses is attributable to consulting fees and travel costs associated with prospective acquisitions during 1999.

Depreciation expense increased approximately $4,000 from $24,000 in 1999 to $28,000 in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired later in 1999 through financing.

Interest expense increased approximately $9,000 from $1,000 in 1999 to $10,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $167,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $75,000 from $43,000 in 1999 to $118,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $64,000 from $(17,000) in 1999 to $(81,000).

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

Total revenues decreased approximately $265,000, or approximately 41.7%, from $635,000 for the six months ended June 30, 1999 ("1999") to $370,000 for the six months ended June 30, 2000 ("2000"). Net revenues decreased approximately $270,000, or 49.5%, from $545,000 in 1999 to $275,000 in 2000. The decrease in net revenues was primarily the result of a lack of inventory due to operating constraints. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 300 since June 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on complying with all SEC reporting requirements.

Product sales, which consist primarily of sales of paging equipment, decreased approximately $16,000 or 11.6% from $137,000 in 1999 to $121,000 in 2000. The cost of product sales increased approximately $5,000 or 6.0% from $89,000 in 1999 to $94,000 in 2000 principally due to an increase in unit costs. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Service, rent and maintenance expenses decreased approximately $15,000 from $150,000 in 1999 to $135,000 in 2000. This decrease was attributable to a reduction in telecommunications expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $44,000 from $355,000 in 1999 to $311,000 in 2000. The decrease in general and administrative expenses is attributable to costs associated with acquisitions during 1999.

Depreciation expense increased approximately $14,000 from $44,000 in 1999 to $58,000 in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in late 99 through financing.

Interest expense increased approximately $12,000 from $4,000 in 1999 to $16,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $120,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $195,000 from $49,000 in 1999 to $244,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $169,000 from $(1,000) in 1999 to $(170,000).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                         Six Months Ended
                                                             March 31
                                                     -----------  -----------
                                                        2000          1999
                                                     -----------  -----------
                                                            (unaudited)

Net cash provided by (used in) operating activities  $   (8,285)  $    1,977

Net cash used in investing activities                    (2,522)    (474,285)

Net cash provided by financing activities                11,712      454,360


For the six months ended June 30, 2000, the Company's cash used in operating activities increased by approximately $10,000 from $2,000 for the six months ended June 30, 1999 to $(8,000) for the six months ended June 30, 2000. The increase in cash used in operating activities was primarily the result of a net increase in accounts payable and inventory as of June 30, 2000 compared to June 30, 1999, which net increase was a result of higher operating expenses between periods.

Net cash used in investing activities decreased approximately $471,000 from $474,000 for the six months ended June 30, 1999 to $3,000 for the six months ended June 30, 2000. The decrease in net cash used in investing activities was primarily the result of a decrease in purchases of property and equipment and investment in network. Capital expenditures were approximately $163,000 and $2,500 for the six months ended June 30, 1999 and 2000, respectively. Also, approximately $336,000 was invested in expanding the Company's network during the six months ended June 30, 1999. Total capital expenditures for fiscal year 2000 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2000 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash provided by financing activities decreased approximately $443,000 from $454,000 for the six months ended June 30, 1999 to $11,000 for the six months ended June 30, 2000. The decrease was primarily the result of stockholder loans and long-term debt acquired during 1999.

Long-Term Debt

Borrowings and repayments from banks. During the six months ended June 30, 2000, the Company increased its borrowings from banks by $13,800 from December 31, 1999. However, the Company did not increase the amount of borrowings from
banks in the three months ended June 30, 2000.   The borrowings were used to
purchase equipment. At June 30, 2000, $315,000 was outstanding to various banks.

Stockholder note. During the six months ended June 30, 2000, the Company received a stockholder note totaling $14,000 which bears interest at 8.00%. The Company will begin making principal payments as cash flow becomes available. At June 30, 2000, there was $310,000 outstanding on stockholder notes.

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

     None


Item 3.   Defaults upon Senior Securities

     None


Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders of the Company during its quarter ended June 30, 2000.


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
    September 15, 2000             By:   /s/ David R. Pressler
   --------------------                ---------------------------
                                   David R. Pressler
                                   President, Chief Executive Officer and
                                   Principal Financial Officer