Form 10KSB/A
period 1999-12-31
COMMUNITRONICS OF AMERICA INC
filed 2000-10-25
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB/A (Amendment No. 1)

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended December 31, 1999 .

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 1999 were $ 1,088,090 .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 1999, was $797,471 based on an estimated 1,812,436 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 1999, was 7,922,936 shares.

                                                   Total Number of Pages: 39
                                     List of Exhibits is Located on Page: 16

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

Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 16


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

  The Company has recently acquired eleven 800 MHZ channels. These channels will allow the Company to provide the best quality in dispatch and telephone interconnect communications to commercial and industrial users. The advantage of the 800 MHZ over the newly granted 900 MHZ spectrum is full 5 KHz deviation versus 2.5 KHz. The difference equates to the quality of the audio signal being twice as efficient for the 800 MHZ which translates into better quality and increased range. These eleven channels can support approximately 2000 to 2500 users with many options not available in conventional dispatch systems.

  In addition to the 800 MHZ channels, the Company controls eight UHF (450
MHZ) dispatch channels. These channels are presently conventional, which means they are push-to-talk and release-to-hear and they are first come, first serve for that channel. If two customers were trying to use radios on the same channel at the same time, one customer would get through and the other one would receive a busy signal and have to wait to use the channel when it is clear. Over the next 3 to 4 months, the Company will convert these channels into LTR trunking format which means that if two customers try to use the same channel at the same time both of them would be successful in using the radio due to the fact that one of them would be moved automatically to an unused channel. The conversion will allow the Company to provide existing as well as future customers with the best quality communication available today.

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

                                                    1999           1998
                                                ------------   ------------


Revenues . . . . . . . . . . . . . . . . . . .  $  1,046,342   $  1,156,731

Cost of goods sold . . . . . . . . . . . . . .       620,065        509,432

General and administrative expenses. . . . . .       591,431        409,926

Depreciation . . . . . . . . . . . . . . . . .       102,928         62,019

Non-recurring charges. . . . . . . . . . . . .       188,848        200,354

Interest . . . . . . . . . . . . . . . . . . .        29,417          4,372
                                                ------------   ------------
Net income (loss). . . . . . . . . . . . . . .   $  (486,347)  $    (29,372)
                                                ============   ============
Net income (loss) per share. . . . . . . . . .   $      (.06)  $       (.01)
                                                ============   ============
EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (165,154)  $    237,373
                                                ============   ============

Pagers in service at end of year . . . . . . .         4,300          4,800
                                                ============   ============
Average revenue per unit ("ARPU"). . . . . . .   $     10.91   $      13.23
                                                ============   ============

Total assets . . . . . . . . . . . . . . . . .   $ 1,515,213   $    944,147
                                                ============   ============
Long-term debt . . . . . . . . . . . . . . . .   $   613,827   $     91,415
                                                ============   ============
__________________________

(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. BITDA may not be comparable to similarly titled measures reported by other companies.

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

Acquisitions and Disposals

  None

Results of Operations for the years ended December 31, 1999 and 1998

  Total revenue: Total revenues decreased approximately $110,000, or approximately 9.0%, from $1,157,000 for the year ended December 31, 1998 ("1998") to $1,046,000 for the year ended December 31, 1999 ("1999"). Net revenues decreased approximately $199,000, or 22.1%, from $900,000 in 1998 to $701,000 in 1999. The decrease in net revenues was primarily the result of a decrease in the gross profit on product sales and normal attrition of paging customers. The total number of subscribers decreased by 500 since December 31, 1998. This decrease was due to normal attrition which was not entirely offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor. ARPU for Communitronic's paging services decreased $2.32 per unit from $13.23 in 1998 to $10.91 per unit in 1999. The decrease in ARPU was primarily attributable to customers not requesting high premium, value added services as opposed to the previous period and selected rate increases partially offset by internal growth in the Company's reseller and strategic alliance indirect distribution channels, which generate lower ARPU sales and lower operating costs per unit for the Company. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

 Product Sales: Product sales, which consist primarily of sales of paging equipment, increased approximately $88,000 or 34.6% from $257,000 in 1998 to $346,000 in 1999 and increased as a percentage of net revenues from 43.8% in 1998 to 69.0% in 1999. The increase is due to the fact that product sales for 1998 only include the sales of one major acquisition for four months and another major acquisition for one month. The year 1999 product sales includes all subsidiaries for a full year and 1998 only includes partial year information for two subsidiaries. The cost of product sales increased approximately $89,000 or 35.0% from $257,000 in 1998 to $346,000 in 1999 principally due to the increase in product sales and an increase in unit costs. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

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

  EBITDA: EBITDA decreased to $(165,000), 0% of total revenue, in fiscal year 1999 as compared to $237,000, 21% of total revenue, in fiscal year 1998. As a percentage of total revenue, EBITDA did not increase in fiscal 1999 because new retail store openings, increased tower lease expenses, and administrative and consulting costs associated with new reporting requirements (see (1) on page 10).

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


  The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended December 31, 1998. David R. Pressler, the President of the Company, received compensation of approximately $21,000 in 1999.

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

------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

  In connection with the reorganization of the Company in October 1998 and the acquisition of Communitronics, Inc. and its subsidiaries, David R. Pressler, a director and President of the Company, received 4,715,500 shares of Common Stock of the Company, valued at $1.00 per share, for 100% of his shares of Communitronics, Inc.; and Sam Mastrull, a director and Chief Financial Officer of the Company, received 116,500 shares of Common Stock of the Company, valued at $1.00 per share, for 100% of his shares of Communitronics, Inc. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.


  In November 1998, Sam Mastrull received 183,500 shares of Common Stock, valued at $0.10 per share, for consulting services in reliance upon Section 4(2) of the Securities Act of 1933. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

  At December 31, 1999, the Company had a note payable to David R. Pressler, a director, President and majority stockholder of the Company with a balance of $296,386. The note bears interest at 6.25% and is due on December 31, 2003.



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


                                    /s/ Garner, Prichard & Middleton, P.C.

Mobile, Alabama
July 16, 2000

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                          Consolidated Balance Sheets

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------
                      Assets

Current assets
  Cash                                               $       4,943    $      31,865
  Accounts receivable - trade, less allowance
    for doubtful accounts of $1,045 for
    1998 (note 2)                                           71,210          130,778
  Inventory                                                 40,502           70,524
  Due from stockholder (note 9)                              5,574           45,857
                                                     -------------    -------------
           Total current assets                            122,229          279,024

Property and equipment, at cost, net of
 accumulated depreciation (note 3)                         748,875          661,069

Investment in network (note 4)                             336,305              -
Prepaid expenses (note 5)                                  303,750              -
Deposits                                                     4,054            4,054
                                                     -------------    -------------

                                                     $   1,515,213    $     944,147
                                                     =============    =============

     Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt (note 7)      $      91,083    $      53,942
  Accounts payable - trade                                 208,659           42,796
  Payroll and sales taxes payable                           10,383            9,790
  Acquisition purchase price liability                         -             15,000
  Due to officer                                               -              7,500
                                                     -------------    -------------
            Total current liabilities                      310,125          129,028

Long-term debt, less current maturities (note 7)           226,358           37,473
Note payable to stockholder (note 9)                       296,386              -
                                                     -------------    -------------
           Total liabilities                               832,869          166,501
                                                     -------------    -------------

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

Revenue reconition
------------------

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 5 - Deferred consulting charges
------------------------------------

In January 1999, the Company entered into an agreement with a firm to provide financial and public relations services beginning at such time as the Company became compliant with all U. S. Securities and Exchange Commission reporting requirements and reinstatement of the Company's stock to trading on the OTC Bulletin Board. The Company issued 150,000 shares to the firm which at the time of issuance were trading at $2.025. At December 31, 1999, no services have been provided under this agreement, none of the aspects of the agreement have expired and the balance remaining on the agreement totalled $303,750.

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998




Note 8 - Commitments and contingencies (continued)
--------------------------------------------------

144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the actual sales price per share and the agreed upon price of $3.00 per share. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares.

The Company may be required to pay the former stockholders of Data Paging, Inc. additional compensation up to $500,000 if the value of the Company's common stock is selling for less than $2 per share after a one year holding period from the date of acquisition. This additional compensation can be paid by issuing shares of 144 stock to make up the difference between the actual value and the agreed upon price of $2.00 per share. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares.

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

Details of the results of operations of the previously separate companies for the year ended December 31, 1999 that are included in the current combined net income are as follows:

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
                          ===============    ==============    ==============    ==============

Details of the results of operations of the previously separate companies for the year ended December 31, 1998 that are included in the prior year combined net income are as follows:

                                                Crescent            Data
                          Communitronics,       Paging,            Paging
                                Inc.              Inc.              Inc.              Total
                          ---------------    --------------    --------------    --------------

  Revenue                 $       436,516    $      398,289    $      321,926    $    1,156,731
  Expenses                        362,854           378,070           240,453           981,377
                          ---------------    --------------    --------------    --------------

  Operating income                 73,662            20,219            81,473           175,354

  Other expenses                 (204,726)              -                 -            (204,726)
                          ---------------    --------------    --------------    --------------

       Net income (loss)  $      (131,064)   $       20,219    $       81,473    $      (29,372)
                          ===============    ==============    ==============    ==============

Note 15 - Segment information
-----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company has adopted SFAS 131 in its 1998 annual financial statements. SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 15 - Segment information (continued)
-----------------------------------------

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

Note 16 - Year 2000 issue
-------------------------

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that may adversely affect the Company's operations beginning January 1, 2000. The Company has conducted an inventory of computer systems and other equipment necessary to conducting Company operations. Management has contacted the manufacturers of such systems and equipment and has received assurances that the Company's systems and equipment are year 2000 compatible.

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

Date:                               Communitronics of America, Inc.

    October 24, 2000                By: /s/ David R. Pressler
                                       -------------------------------

                                    David R. Pressler
                                    President, Chief Executive Officer and
                                    Principal Financial Officer