Form 10QSB
period 2000-09-30
COMMUNITRONICS OF AMERICA INC
filed 2000-11-14
CIK 1077385

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                         September 30      December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                   Assets

Current assets
  Cash                                                   $     66,532     $      4,943
  Accounts receivable - trade                                  56,654           71,210
  Inventory                                                    31,684           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                               160,444          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     664,816          748,875

Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------
                                                         $  1,469,369     $  1,515,213
                                                         =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $     82,549     $     91,083
  Accounts payable - trade                                    313,714          208,659
  Payroll and sales taxes payable                               2,290           10,383
  Escrow liability                                            152,000              -
                                                         -------------    -------------
            Total current liabilities                         550,553          310,125

Long-term debt, less current maturities                       217,657          226,358
Note payable to stockholder                                   304,104          296,386
                                                         -------------    -------------
           Total liabilities                                1,072,314          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,463,562        1,463,562
  Accumulated deficit                                      (1,145,736)        (860,447)
                                                         -------------    -------------
           Total stockholders' equity                         397,055          682,344
                                                         -------------    -------------
                                                         $  1,469,369     $  1,515,213
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           For the Three Months          For the Nine Months
                                            Ended September 30           Ended September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
Services, rent and maintenance
 revenues                              $    136,674   $    151,387   $    385,577   $    569,375
Product sales                                12,539         86,199        133,356        302,741
                                       -------------  -------------  -------------  -------------
     Total revenues                         149,213        237,586        518,933        872,116
Less cost of product sales                    9,780        136,797        104,017        225,671
                                       -------------  -------------  -------------  -------------
     Net revenues                           139,433        100,789        414,916        646,445
                                       -------------  -------------  -------------  -------------

Operating expenses
 Services, rent and maintenance              22,997         73,719        157,787        223,392
 General and administrative                 120,899         50,169        431,579        404,738
 Depreciation                                28,860         32,169         86,581         76,026
                                       -------------  -------------  -------------  -------------
     Total operating expenses               172,756        156,057        675,947        704,156
                                       -------------  -------------  -------------  -------------
     Operating income (loss)                (33,323)       (55,268)      (261,031)       (57,711)
                                       -------------  -------------  -------------  -------------
Other expenses
 Non-recurring charges (note 9)                 -           89,998            -          132,705
 Interest expense                             8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
     Total other expenses                     8,366        107,165         24,258        153,351
                                       -------------  -------------  -------------  -------------
     Net loss                          $    (41,689)  $   (162,433)  $   (285,289)  $   (211,062)
                                       =============  =============  =============  =============
Net loss per share (note 10)           $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
                                       =============  =============  =============  =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Nine Months
                                                              Ended September 30
                                                             2000            1999
                                                         -------------   -------------
Operating activities
 Net loss                                                $   (285,289)   $   (211,062)
                                                         -------------   -------------
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation                                               86,581          76,026
    Issuance of common stock for services                         -           311,250
    (Increase) decrease in
       Accounts receivable                                     14,556          13,247
       Inventory                                                8,818         (37,714)
       Prepaid expenses                                           -          (303,750)
    Increase (decrease) in
       Bank overdraft                                             -            10,191
       Accounts payable                                       105,055          74,125
       Accrued expenses                                        (8,093)         (4,554)
       Escrow liability                                       152,000             -
                                                         -------------   -------------
          Total adjustments                                   258,917         138,821
                                                         -------------   -------------
          Net cash used in operating activities               (73,628)        (72,241)
                                                         -------------   -------------

Investing activities
 Purchase of property and equipment                            (2,522)       (158,297)
 Acquisition liability                                            -           (15,000)
 Investment in network                                            -          (336,305)
 Repayments (loans) of stockholder loans                          -            40,283
                                                         -------------   -------------
          Net cash used in investing activities                (2,522)       (469,319)
                                                         -------------   -------------

Financing activities
 Proceeds (repayments) from stockholder loans                   7,718         259,176
 Proceeds from sale of common stock                               -            15,000
 Borrowing of long-term debt                                      -           254,707
 Repayments of long-term debt                                 (17,235)        (19,188)
                                                         -------------   -------------
          Net cash provided by financing activities             9,517         509,695
                                                         -------------   -------------

          Increase (decrease) in cash                          61,589         (31,865)

Cash
 Beginning of period                                            4,943          31,865
                                                         -------------   -------------
 End of period                                           $     66,532    $        -
                                                         =============   =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                 For the Nine Months Ended September 30, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------

Balance, December 31, 1999        $     79,229   $  1,463,562   $   (860,447)  $    682,344


 Net loss                                  -              -         (285,289)      (285,289)
                                  -------------  -------------  -------------  -------------


Balance, September 30, 2000       $     79,229   $  1,463,562   $ (1,145,736)  $    397,055
                                  =============  =============  =============  =============


                                    PART I

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the nine months ended September 30, 2000 and 1999, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 3,800 subscribers to its message paging and information delivery services at September 30, 2000.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company's total revenues have decreased by approximately 37.2% to $149,000 for the three month period ended September 30, 2000 compared to $238,000 for the three month period ended September 30, 1999. The Company's total revenues have decreased by approximately 40.5% to $519,000 for the nine month period ended September 30, 2000 compared to $872,000 for the nine month period ended September 30, 1999. Overall, subscribers have decreased by approximately 500 or approximately 12% to 3,800 at September 30, 2000 from 4,300 at September 30, 1999. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new acquisition possibilities at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and nine month periods ended September 30, 2000, capital expenditures totaled approximately $-0- and $2,500, respectively. For the nine months ended September 30, 2000, capital expenditures were funded through cash generated from operations.

For the remainder of 2000 and throughout the year 2001, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

     -    Managing capital requirements and increasing free cash flow by:

               increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit
               (ARPU) than standard messaging or paging services; and further increasing the utilization of the southeast network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

          Managing and lowering operating costs through cost containment initiatives;

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                           Three Months Ended             Nine Months Ended
                                              September 30                  September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
                                                (unaudited)                   (unaudited)
Revenues . . . . . . . . . . . . . . . $    149,213   $    237,586   $    518,933   $    872,116

Cost of goods sold . . . . . . . . . .       32,777        210,516        261,804        449,063

General and administrative expenses. .      120,899        140,167        431,579        537,443

Depreciation . . . . . . . . . . . . .       28,860         32,169         86,581         76,026

Interest . . . . . . . . . . . . . . .        8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . $    (41,689)  $   (162,433)  $   (285,289)  $   (211,062)
                                       =============  =============  =============  =============
Net income (loss) per share. . . . . . $       (.01)  $       (.02)  $       (.03)  $       (.03)


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

Total revenues decreased approximately $88,000, or approximately 37.2%, from $238,000 for the three months ended September 30, 1999 ("1999") to $150,000 for the three months ended September 30, 2000 ("2000"). Net revenues increased approximately $39,000, or 38.3%, from $101,000 in 1999 to $140,000 in 2000.
The increase in net revenues was primarily the result of a decrease in cost of product due to operating constraints. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 500 since September 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000.

Product sales, which consist primarily of sales of paging equipment, decreased approximately $74,000 or 85.4% from $86,000 in 1999 to $12,000 in 2000. The cost of product sales decreased approximately $127,000 or 92.9% from $137,000 in 1999 to $10,000 in 2000 due to a lack of pager inventory. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Service, rent and maintenance expenses decreased approximately $51,000 from $74,000 in 1999 to $23,000 in 2000. This decrease was attributable to decreases in telephone costs and personnel expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $71,000 from $50,000 in 1999 to $121,000 in 2000,. The increase in general and administrative expenses is attributable to an increase in consulting fees and professional services during the third quarter of 2000.

Depreciation expense decreased approximately $3,000 from $32,000 in 1999 to $29,000 in 2000. The decrease in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired during third quarter of 1999 through financing.

Interest expense decreased approximately $9,000 from $17,000 in 1999 to $8,000 in 2000. Interest expense decreased due to lower average debt balances outstanding during 2000. Average debt balances were greater in 1999 than in 2000 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss decreased approximately $121,000 from $162,000 in 1999 to $41,000 in 2000. The decrease in net loss was primarily the result of the decrease in services, rent and maintenance expenses and cost of product sales as discussed above. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA increased approximately $109,000 from $(113,000) in 1999 to $(4,000).

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

Total revenues decreased approximately $353,000, or approximately 40.5%, from $872,000 for the nine months ended September 30, 1999 ("1999") to $519,000 for the nine months ended September 30, 2000 ("2000"). Net revenues decreased approximately $231,000, or 35.8%, from $646,000 in 1999 to $415,000 in 2000.
The decrease in net revenues was primarily the result of a lack of inventory due to operating constraints. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 500 since September 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on complying with all SEC reporting requirements.

Product sales, which consist primarily of sales of paging equipment, decreased approximately $169,000 or 56.0% from $303,000 in 1999 to $134,000 in 2000. The cost of product sales decreased approximately $122,000 or 53.9% from $226,000 in 1999 to $104,000 in 2000 principally due to a decrease in available inventory. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold.

Service, rent and maintenance expenses decreased approximately $66,000 from $223,000 in 1999 to $157,000 in 2000. This decrease was attributable to a reduction in telecommunications expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $27,000 from $405,000 in 1999 to $432,000 in 2000. The increase in general and administrative expenses is attributable to an increase in consulting fees and professional services during 2000.

Depreciation expense increased approximately $11,000 from $76,000 in 1999 to $87,000 in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in late 99 through financing.

Interest expense increased approximately $4,000 from $20,000 in 1999 to $24,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $100,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $74,000 from $211,000 in 1999 to $285,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in consulting fees and professional services. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $60,000 from $(114,000) in 1999 to $(174,000).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                         Nine months ended
                                                            September 30
                                                     -----------  -----------
                                                        2000          1999
                                                     -----------  -----------
                                                            (unaudited)

Net cash provided by (used in) operating activities  $  (73,628)  $  (72,241)


Net cash used in investing activities                    (2,522)    (469,319)

Net cash provided by financing activities                 9,517      509,695


For the nine months ended September 30, 2000, the Company's cash provided by operating activities increased by approximately $146,000 from $(72,000) for the nine months ended September 30, 1999 to $74,000 for the nine months ended September 30, 2000. The increase in cash provided by operating activities was primarily the result of an escrow deposit received in connection with the possible sale of certain 800mhz frequencies owned by the Company and an increase in accounts payable balances.

Net cash used in investing activities decreased approximately $466,000 from $469,000 for the nine months ended September 30, 1999 to $3,000 for the nine months ended September 30, 2000. The decrease in net cash used in investing activities was primarily the result of a decrease in purchases of property and equipment and investment in network. Capital expenditures were approximately $158,000 and $3,000 for the nine months ended September 30, 1999 and 2000, respectively. Also, approximately $336,000 was invested in expanding the Company's network during the nine months ended September 30, 1999. Total capital expenditures for fiscal year 2000 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2000 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash provided by financing activities decreased approximately $500,000 from $510,000 for the nine months ended September 30, 1999 to $(10,000) for the nine months ended September 30, 2000. The decrease was primarily the result of stockholder loans and long-term debt acquired during 1999.

Long-Term Debt

Borrowings and repayments from banks. During the nine months ended September 30, 2000, the Company increased its borrowings from banks by $13,800 from December 31, 1999. However, the Company did not increase the amount of
borrowings from banks in the three months ended September 30, 2000.   The
borrowings were used to purchase equipment. At September 30, 2000, $300,000 was outstanding to various banks.

Stockholder note. During the nine months ended September 30, 2000, the Company received a stockholder note totaling $14,000 which bears interest at 8.00%. The Company will begin making principal payments as cash flow becomes available. At September 30, 2000, there was $304,000 outstanding on stockholder notes.

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

     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 2000.


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

Date:                              Communitronics of America, Inc.

    November 13, 2000              By: David R. Pressler
   -------------------                ------------------------------
                                      David R. Pressler
                                      President, Chief Executive Officer and
                                      Principal Financial Officer