Form 10KSB/A
period 1999-12-31
COMMUNITRONICS OF AMERICA INC
filed 2000-12-15
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB/A (Amendment No. 2)

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

Item 11.  Executive Compensation . .. . . . . . . . . . . . . . . . . . . . 14

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

                                                    1999           1998
                                                ------------   ------------

Revenues . . . . . . . . . . . . . . . . . . .  $  1,046,342   $  1,156,731

Cost of revenues . . . . . . . . . . . . . . .       620,065        509,432

General and administrative expenses. . . . . .       591,431        409,926

Non-recurring charges. . . . . . . . . . . . .       188,848        200,354

Depreciation . . . . . . . . . . . . . . . . .       102,928         62,019

Interest . . . . . . . . . . . . . . . . . . .        29,417          4,372
                                                ------------   ------------
Net income (loss). . . . . . . . . . . . . . .   $  (486,347)  $    (29,372)
                                                ============   ============
Net income (loss) per share. . . . . . . . . .   $      (.06)  $       (.01)

                                                ============   ============
EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (354,002)  $     37,019
                                                ============   ============

Pagers in service at end of year . . . . . . .         4,300          4,800
                                                ============   ============
Average revenue per unit ("ARPU"). . . . . . .   $     10.91   $      13.23
                                                ============   ============
Total assets . . . . . . . . . . . . . . . . .   $ 1,515,213   $    944,147
                                                ============   ============
Long-term debt . . . . . . . . . . . . . . . .   $   613,827   $     91,415
                                                ============   ============
__________________________

(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. BITDA may not be comparable to similarly titled measures reported by other companies.

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

Acquisitions and Disposals

  None

Results of Operations for the years ended December 31, 1999 and 1998

  Revenues: Revenues decreased approximately $110,000, or approximately 9.5%, from $1,157,000 for the year ended December 31, 1998 ("1998") to $1,046,000 for the year ended December 31, 1999 ("1999"). The decrease in revenues was primarily the result of a decrease in the number or products sold and normal attrition of paging customers. The total number of subscribers decreased by 500 since December 31, 1998. This decrease was due to normal attrition which was not entirely offset with new pager sales due to a lack of inventory in 1999 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 1999 was attributable to a delivery problem with a new vendor. ARPU for Communitronic's paging services decreased $2.32 per unit from $13.23 in 1998 to $10.91 per unit in 1999. The decrease in ARPU was primarily attributable to customers not requesting high premium, value added services as opposed to the previous period and selected rate increases partially offset by internal growth in the Company's reseller and strategic alliance indirect distribution channels, which generate lower ARPU sales and lower operating costs per unit for the Company. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

  Cost of revenues. Cos of revenues, which consist primarily of cost of pagers and service, rent and maintenance expenses, increased approximately $111,000 or 21.7% from $509,000 in 1998 to $620,000 in 1999. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. There was an increase in service, rent and maintenance expenses in 1999 which was attributable to increases in personal costs, tower site rents and telecommunications expenses. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

  General and Administrative Expenses: General and administrative expenses increased approximately $182,000 from $410,000 in 1998 to $592,000 in 1999, and increased as a percentage of net revenues from 45.6% in 1998 to 84.4% in 1999. The increase in general and administrative expenses is attributable to costs associated with acquisitions and additional reporting requirements which require additional personnel costs and professional fees. Also, during 1999, the Company relocated two of its sales offices and opened on new sales/retail office which attributed to the increase in general and administrative expenses.

  Non-recurring charges: Non-recurring charges deceased approximately $12,000 from $200,000 in 1998 to $188,000 in 1999. Communitronics, Inc., one of the Company's wholly-owned subsidiaries, incurred significant costs (i.e., professional fees, travel, etc.) in connection with its "going public" efforts which began during the fourth quarter of 1998 and were completed during the first quarter of 1999. The decrease is attributable to the completion of this effort and the Company does not expect to incur these expenses in the future.

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

  EBITDA: EBITDA decreased to $(354,000), 0% of revenues, in fiscal year 1999 as compared to $37,000, 3% of revenues, in fiscal year 1998. As a percentage of total revenue, EBITDA did not increase in fiscal 1999 because of relocating sales offices and the new retail store opening as discussed above, increased tower lease expenses, and administrative and consulting costs associated with new reporting requirements (see (1) on page 10).

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
                                                     =============    =============


See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                     Consolidated Statements of Operations

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

Revenues                                             $   1,046,342        1,156,731
  Less cost of revenues                                    620,065          509,432
                                                     -------------    -------------
    Gross profit                                          426,277           647,299
                                                     -------------    -------------

Operating expenses
 General and administrative                                591,431          409,926
 Non-recurring expenses (note 12)                          188,848          200,354
 Depreciation                                              102,928           62,019
 Total operating expenses                                  883,207          672,299
                                                     -------------    -------------

     Operating loss                                       (456,930)          25,000

Other expenses
 Interest                                                   29,417            4,372
                                                     -------------    -------------

     Net loss                                        $   (486,347)    $     (29,372)
                                                     =============    =============

Net loss per share (note 11)                         $       (0.06)   $       (0.01)
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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998




Note 8 - Commitments and contingencies (continued)
--------------------------------------------------

144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the difference between the actual sales price per share and the agreed upon price of $3.00 per share, an amount up to $1,254,000. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 1999, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

The Company may be required to pay the former stockholders of Data Paging, Inc. additional compensation up to $500,000 if the value of the Company's common stock is selling for less than $2 per share after a one year holding period from the date of acquisition. This additional compensation can be paid by issuing shares of 144 stock to make up the difference between the actual value and the agreed upon price of $2.00 per share. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 1999, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

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

Note 10 - Retained earnings
---------------------------

On October 26, 1998, the Company merged with Communitronics, Inc. (as more fully discussed in note 11 below). As of the date of the merger, the Company had an accumulated deficit in the amount

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 10 - Retained earnings (continued)
---------------------------------------

of $344,728 which resulted from losses incurred during its years of active operations between 1970 and 1985. From 1985 to the date of merger, the Company has had no material operations or assets.

Note 11 - Income taxes
----------------------

For the years ended December 31, 1999 and 1998, the Company had no provision or benefit for income taxes because the deferred tax liability was offset by an increase (decrease) in the valuation allowance of ($96,790) and $5,655, respectively. The change in the valuation allowance at December 31, 1999 and 1998, had no effect on operations.

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

Note 14 - Business combinations
-------------------------------

On September 28, 1998, the Company entered into a letter of intent for the acquisition of 100% of the issued and outstanding shares of Communitronics, Inc. and its wholly-owned subsidiary, Crescent Paging, Inc. (the "Acquisition") for $6,086,000. As part of the transaction, the Company agreed to issue to the shareholders of the Acquisition 5,500,000 shares of its restricted common stock. The Acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition attheir fair values. The current directors of the Company agreed to cancel an aggregate 3,000,000 shares of the Company's restricted common stock owned by them. The acquisition became effective October 26, 1998. At closing, the current board of directors of the Company, consisting of Mr. Ken Kurtz, Ms. Carrie Kurtz and Ms. Tammy Gehring, resigned and were replaced by a board consisting of Mr. David R. Pressler, Mr. Samuel Mastrull, Mr. James H. Flanagan and Mr. Charles H. Hillman. In addition, Mr. Kurtz has resigned as President of the Company and has been replaced by Mr. Pressler. Ms. Kurtz has resigned as Vice-president and Ms. Gehring has resigned as Secretary and Treasurer. Mr. Mastrull has replaced Ms. Gehring as Secretary. The Vice-President and Treasurer positions remain unfilled.

On December 22, 1998, the Company acquired all of the outstanding common stock of Data Paging, Inc. in a stock-for-stock, tax free exchange for $500,000. As part of the transaction, the Company agreed to issue to the shareholders of Data Paging, Inc. 250,000 shares of its restricted common stock. The acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998




Note 14 - Business combinations (continued)
-------------------------------------------

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

Date:                               Communitronics of America, Inc.

    December 12, 2000                By: /s/ David R. Pressler
                                       -------------------------------

                                    David R. Pressler
                                    President, Chief Executive Officer and
                                    Principal Financial Officer