Form 10QSB/A
period 2000-03-31
COMMUNITRONICS OF AMERICA INC
filed 2000-12-15
CIK 1077385

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                               Form 10-QSB/A
                             (Amendment No. 1)

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


                               Table of Contents



Consolidated Balance Sheets                                             3

Consolidated Statements of Operations                                   4

Consolidated Statements of Cash Flows                                   5

Consolidated Statements of Stockholders' Equity                         6

Part I

   Item 1.  Notes to Consolidated Financial Statements                  7

   Item 2.  Management's Discussion and Analysis or
            Plan of Operations                                       7-11

Part II - Other Information                                            11

Signature                                                              12

Exhibit 27                                                             13

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
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31
                                                             2000              1999
                                                         -------------    -------------

Revenues                                                 $    213,691     $    332,391
 Less cost of revenues                                        140,673          165,186
                                                         -------------    -------------
     Gross Profit                                              73,018          167,205
                                                         -------------    -------------
Operating expenses
 General and administrative                                   162,139          118,785
 Non-recurring expenses                                            -            31,887
 Depreciation                                                  29,799           19,378
                                                         -------------    -------------
     Total operating expenses                                 191,938          170,050
                                                         -------------    -------------
     Operating loss                                          (118,920)           2,845
                                                         -------------    -------------
Other expenses
 Interest                                                       5,968            2,479
                                                         -------------    -------------
     Total other expenses                                       5,968           34,366
                                                         -------------    -------------
     Net loss                                            $   (124,888)    $     (5,324)
                                                         =============    =============
Net loss per share                                       $      (0.02)    $     (0.001)

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH 1999

Revenues decreased approximately $119,000, or approximately 35.7%, from $332,000 for the three Total revenues decreased approximately $119,000, or approximately 35.7%, from the three months ended March 31, 2000 ("2000"). The decrease in revenues was primarily the result of a lack of inventory. The total number of subscribers decreased by 500 since March 31, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new filing requirements imposed by the SEC and acquisition opportunities at that time.

Cost of revenues, which consist of primarily of cost of pagers and service, rent and maintenance expenses, deceased approximately $24,000, or approximately 14.8%, from $165,000 in 1999 to $141,000 in 2000. This decrease was attributable to a reduction in cost of pager sold and telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

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