Form 10QSB/A
period 2000-06-30
COMMUNITRONICS OF AMERICA INC
filed 2000-12-15
CIK 1077385

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

The Company's revenues have decreased by approximately 48.3% to $156,000 for the three month period ended June 30, 2000 compared to $302,000 for the three month period ended June 30, 1999. The Company's revenues have decreased by approximately 41.7% to $370,000 for the six month period ended June 30, 2000 compared to $635,000 for the six month period ended June 30, 1999. Overall, subscribers have decreased by approximately 300 or approximately 10% to 4,000 at June 30, 2000 from 4,300 at June 30, 1999. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new acquisition possibilities at that time.

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

Cost of revenues, which consist primarily of costs of paging equipment and service, rent and maintenance expenses, increased approximately $15,000 or 24.4% from $73,000 in 1999 to $88,000 in 2000. This increase was attributable to higher prices paid for pagers and increases in telephone costs and tower site rents offset by a reduction in personnel expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

Revenues decreased approximately $265,000, or approximately 41.7%, from $635,000 for the six months ended June 30, 1999 ("1999") to $370,000 for the six months ended June 30, 2000 ("2000"). The decrease in revenues was primarily the result of a lack of inventory due to operating constraints. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 300 since June 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on complying with all SEC reporting requirements.

Cost of revenues, which consist primarily of costs of paging equipment and service, rent and maintenance expenses, decreased approximately $10,000 or 4.0% from $239,000 in 1999 to $229,000 in 2000. This decrease was attributable to a reduction in the number of pagers sold and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

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