Form 10QSB/A
period 2000-09-30
COMMUNITRONICS OF AMERICA INC
filed 2000-12-15
CIK 1077385

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
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           For the Three Months          For the Nine Months
                                            Ended September 30           Ended September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------

Revenues                               $    149,213   $    237,586   $    518,933   $    872,116
 Less cost of revenues                      102,777        210,516        331,804        449,063
                                       -------------  -------------  -------------  -------------
     Gross profit                            46,436         27,070        187,129        423,053
                                       -------------  -------------  -------------  -------------

Operating expenses
 General and administrative                  50,899         50,169        361,579        404,738
 Non-recurring expenses                         -           89,998            -          132,705
 Depreciation                                28,860         32,169         86,581         76,026
                                       -------------  -------------  -------------  -------------
     Total operating expenses                79,759        172,336        448,160        613,469
                                       -------------  -------------  -------------  -------------
     Operating income (loss)                (33,323)      (145,266)      (261,031)      (190,416)
                                       -------------  -------------  -------------  -------------
Other expenses

 Interest                                     8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
     Net loss                          $    (41,689)  $   (162,433)  $   (285,289)  $   (211,062)
                                       =============  =============  =============  =============
Net loss per share (note 10)           $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
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

For the remainder of 2000 and throughout the year 2001, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

     -    Managing capital requirements and increasing free cash flow by:

          - increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit
               (ARPU) than standard messaging or paging services; and further increasing the utilization of the southeast network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                           Three Months Ended             Nine Months Ended
                                              September 30                  September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
                                                (unaudited)                   (unaudited)
Revenues . . . . . . . . . . . . . . . $    149,213   $    237,586   $    518,933   $    872,116

Cost of revenues . . . . . . . . . . .      102,777        210,516        331,804        449,063

General and administrative expenses. .       50,899        140,167        361,579        537,443

Depreciation . . . . . . . . . . . . .       28,860         32,169         86,581         76,026

Interest . . . . . . . . . . . . . . .        8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . $    (41,689)  $   (162,433)  $   (285,289)  $   (211,062)
                                       =============  =============  =============  =============
Net income (loss) per share. . . . . . $       (.01)  $       (.02)  $       (.03)  $       (.03)


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

Revenues decreased approximately $88,000, or approximately 37.2%, from $238,000 for the three months ended September 30, 1999 ("1999") to $150,000 for the three months ended September 30, 2000 ("2000"). The decrease in revenues was primarily the result of a decrease in product available for resale and normal attrition of the customer base. The company is trying to get its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 500 since September 30, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $108,000 or 51.1% from $211,000 in 1999 to $103,000 in 2000. This decrease was attributable to lack of pager inventory and decreases in telephone costs and personnel expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $89,000 from $140,000 in 1999 to $51,000 in 2000. The decrease in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the third quarter of 2000.

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

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $117,000 or 26.0% from $449,000 in 1999 to $332,000 in 2000. This decrease was primarily attributable to a decrease in available inventory and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $43,000 from $405,000 in 1999 to $362,000 in 2000. The decrease in general and administrative expenses is attributable to an decrease in consulting fees, professional services and travel during 2000.

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