Form 10KSB/A
period 1999-12-31
COMMUNITRONICS OF AMERICA INC
filed 2001-02-05
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB/A (Amendment No. 3)

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

                                                    1999           1998
                                                ------------   ------------

Revenues . . . . . . . . . . . . . . . . . . .  $  1,046,342   $  1,156,731

Cost of revenues . . . . . . . . . . . . . . .       620,065        509,432

General and administrative expenses. . . . . .       591,431        409,926

Non-recurring charges. . . . . . . . . . . . .       188,848        200,354

Depreciation and amortization. . . . . . . . .       115,892         62,019

Interest . . . . . . . . . . . . . . . . . . .        29,417          4,372
                                                ------------   ------------
Net income (loss). . . . . . . . . . . . . . .   $  (499,311)  $    (29,372)
                                                ============   ============
Net income (loss) per share. . . . . . . . . .   $      (.06)  $       (.01)
                                                ============   ============
EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (354,002)  $     37,019
                                                ============   ============

Pagers in service at end of year . . . . . . .         4,300          4,800
                                                ============   ============
Average revenue per unit ("ARPU"). . . . . . .   $     10.91   $      13.23
                                                ============   ============

Total assets . . . . . . . . . . . . . . . . .   $ 1,761,524   $  1,203,422
                                                ============   ============
Long-term debt . . . . . . . . . . . . . . . .   $   613,827   $     91,415
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

  Depreciation and Amortization Expense: Depreciation and amortization expense increased approximately $54,000 from $62,000 in 1998 to $166,000 in 1999. The increase was primarily the result of depreciation expense on transmission equipment and other capitalized assets acquired in 1999 through financing.

  Interest Expense: Interest expense increased approximately $25,000 from $4,000 in 1998 to $29,000 in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $306,000 greater in 1999 than in 1998 as a result of debt incurred related to capital expenditures and working capital requirements.

  Net Loss: The Company's net loss increased approximately $470,000 from $29,000 in 1998 to $499,000 in 1999. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

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

------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

  In connection with the reorganization of the Company in October 1998 and the acquisition of Communitronics, Inc. and its subsidiaries, David R. Pressler, a director and President of the Company, received 4,715,500 shares of Common Stock of the Company, valued at $0.10 per share, for 100% of his shares of Communitronics, Inc.; and Sam Mastrull, a director and Chief Financial Officer of the Company, received 116,500 shares of Common Stock of the Company, valued at $0.10 per share, for 100% of his shares of Communitronics, Inc. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

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

As described in note 2, an error was discovered subsequent to the issuance of the financial statements for the years ended December 31, 1999 and 1998, in which the issuance of stock in connection with an acquisition was recorded at an improper amount. The financial statements for the years ended December 31, 1999 and 1998, have been adjusted to reflect these changes.

                                    /s/ Garner, Prichard & Middleton, P.C.

Mobile, Alabama
July 16, 2000
(except for note 2, as to which
the date is January 26, 2001)

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                          Consolidated Balance Sheets

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------
                      Assets

Current assets
  Cash                                               $       4,943    $      31,865
  Accounts receivable - trade, less allowance
    for doubtful accounts of $1,045 for
    1998 (note 3)                                           71,210          130,778
  Inventory                                                 40,502           70,524
  Due from stockholder (note 10)                             5,574           45,857
                                                     -------------    -------------
           Total current assets                            122,229          279,024

Property and equipment, at cost, net of
 accumulated depreciation (note 4)                         748,875          661,069

Goodwill, net of accumulated amortization of
 $12,964 at December 31, 1999                              246,311          259,275
Investment in network (note 5)                             336,305              -
Prepaid expenses (note 6)                                  303,750              -
Deposits                                                     4,054            4,054
                                                     -------------    -------------

                                                     $   1,761,524    $   1,203,422
                                                     =============    =============

     Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt (note 8)      $      91,083    $      53,942
  Accounts payable - trade                                 208,659           42,796
  Payroll and sales taxes payable                           10,383            9,790
  Acquisition purchase price liability                         -             15,000
  Due to officer                                               -              7,500
                                                     -------------    -------------
            Total current liabilities                      310,125          129,028

Long-term debt, less current maturities (note 8)           226,358           37,473
Note payable to stockholder (note 10)                      296,386              -
                                                     -------------    -------------
           Total liabilities                               832,869          166,501
                                                     -------------    -------------
Commitments and contingencies (notes 7,8 and 14)

                                                      (continued)

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                    Consolidated Balance Sheets (continued)

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

  Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding
   at December 31, 1999 and 6,987,936 shares issued
   and outstanding at December 31, 1998                     79,229           69,879
  Common stock subscribed, $.01 par value;
   717,300 shares pending issuance                             -              7,173
  Additional paid-in capital                             1,722,837        1,333,969
  Accumulated deficit (note 9)                            (873,411)        (374,100)
                                                     -------------    -------------
           Total stockholders' equity                      928,655        1,036,921
                                                     -------------    -------------

                                                     $   1,761,524    $   1,203,422
                                                     =============    =============


See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                     Consolidated Statements of Operations

                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

Revenues                                             $   1,046,342        1,156,731
  Less cost of revenues                                    620,065          509,432
                                                     -------------    -------------
    Gross profit                                          426,277           647,299
                                                     -------------    -------------

Operating expenses
 General and administrative                                591,431          409,926
 Non-recurring expenses (note 13)                          188,848          200,354
 Depreciation and amortization                             115,892           62,019
                                                     -------------    -------------
 Total operating expenses                                  896,171          672,299
                                                     -------------    -------------

     Operating loss                                       (469,894)          25,000

Other expenses
 Interest                                                   29,417            4,372
                                                     -------------    -------------

     Net loss                                        $   (499,311)    $     (29,372)
                                                     =============    =============

Net loss per share (note 14)                         $       (0.06)   $       (0.01)
                                                     =============    =============




See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                      Common      Additional    Retained
                                          Common      Stock        Paid-in      Earnings    Stockholders'
                                          Stock     Subscribed     Capital      (Deficit)      Equity
                                       -----------  -----------  ------------  -----------  -----------
Balance, January 1, 1998               $    31,844  $       -    $    205,356  $  (344,728) $  (107,528)

 Issuance of 1,303,500 shares of
  common stock                              13,035          -         117,315          -        130,350
 Issuance of 5,500,000 shares of
  common stock in connection
  with the acquisition of
  Communitronics, Inc.                      55,000          -         511,741          -        566,741
 Cancellation of 3,000,000 shares
  of common stock                          (30,000)         -             -            -        (30,000)
 Common stock subscribed,
  467,300 shares                               -          4,673        42,057          -         46,730
 Common stock subscribed,
  250,000 shares in connection
  with the acquisition of Data
  Paging, Inc.                                 -          2,500       457,500          -        460,000
 Net loss                                      -            -             -        (29,372)     (29,372)
                                       -----------  -----------  ------------  -----------  -----------

Balance, December 31, 1998                  69,879        7,173     1,333,969     (374,100)   1,036,921

 Issuance of 717,300 shares of
  common stock                               7,173       (7,173)          -            -            -

 Issuance of 217,700 shares of
  common stock                               2,177          -        388,868           -        391,045

 Net loss                                      -            -            -        (499,311)    (499,311)
                                       -----------  -----------  ------------  -----------  -----------

Balance, December 31, 1999             $   79,229   $       -    $  1,722,837  $  (873,411) $   928,655
                                       ===========  ===========  ============  ===========  ===========




See accompanying notes to consolidated financial statements and accountants' report

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                               Year Ended
                                                               December 31
                                                     ------------------------------
                                                          1999             1998
                                                     -------------    -------------

Operating activities
 Net loss                                            $    (499,311)   $     (29,372)
                                                     -------------    -------------
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities
    Depreciation and amortization                          115,892           62,019
    Issuance of common stock for services                  311,250              -
    (Increase) decrease in
       Accounts receivable                                  59,568         (130,778)
       Inventory                                            30,022          (70,524)
       Prepaid expenses                                   (303,750)             -
    Increase (decrease) in
       Accounts payable                                    165,863          (64,732)
       Accrued expenses                                        593            9,790
                                                     -------------    -------------
          Total adjustments                                379,438         (194,225)
                                                     -------------    -------------
          Net cash provided (used) by operating
          activities                                      (119,873)        (223,597)
                                                     -------------    -------------

Investing activities
 Purchase of property and equipment                       (160,734)         (37,366)
 Investment in network                                    (336,305)             -
 Acquisition liability                                     (15,000)          15,000
 Loans from (repayments to) stockholder                     40,283          (45,857)
                                                     -------------    -------------
          Net cash used by investing activities           (471,756)         (68,223)
                                                     -------------    -------------

Financing activities
 Proceeds (repayments) from stockholder
  loans                                                    288,886            7,500
 Proceeds from sale of common stock                         49,795          244,805
 Borrowing of long-term debt                               254,707           81,598
 Repayments of long-term debt                              (28,681)         (10,218)
                                                     -------------    -------------
          Net cash provided by financing
          activities                                       564,707          323,685
                                                     -------------    -------------

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

Intangibles
-----------

Except for debt issue costs, the Company records intangible assets at cost and amortizes them using the straight-line method. Goodwill is amortized over a period of 20 years. The Company defers costs incurred in obtaining debt and amortizes these costs as additional interest expense over the term of the related debt using the effective interest method. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired. If the review indicates that the intangible assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998


Note 2 - Restatement
--------------------

Subsequent to the issuance of the financial statements for the year ended December 31, 1999, it was discovered that an error had been previously made during 1998 in the recording of shares of stock that were issued in connection with an acquisition. The financial statements for 1999 and 1998 have been restated by recording goodwill of $259,275 and increasing additional paid-in capital by an equal amount to correct the valuation of shares in connection with the acquisition. The error increased the net loss for 1999 by $12,964 and had no effect on the net loss for 1998 or prior years. Additionally, the error in recording this transaction would have had no effect on the auditors' report if it had been known as of the original date of the report and had not been reflected in the financial statements due to the fact that the error understated assets and stockholders' equity.

Note 3 - Concentration of credit risk
-------------------------------------

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

Note 4 - Property and equipment
-------------------------------

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



Note 5 - Investment in network
------------------------------

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


Note 6 - Deferred consulting charges
------------------------------------

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

Note 7 - Intangible assets
--------------------------

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



Note 7 - Intangible assets (continued)
--------------------------------------

At December 31, 1999 and 1998, the original costs of intangible assets were fully amortized. The information relative to original costs and accumulated
amortization at December 31, 1999 and 1998, was not available.   Based on
appraisals, the approximate fair market value of the certificates and licenses is in excess of $10,000,000.

Note 8 - Long-term debt
-----------------------

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


                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 8 - Long-term debt (continued)
-----------------------------------

                                                                       December 31
                                                             ------------------------------
                                                                  1999             1998
                                                             -------------    -------------

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $754 through
  February 2001, secured by vehicle                                10,062              -

  Merit Leasing Corp., 38.75%, due in equal monthly
  principal and interest installments of $1,801 through
  April 2002, secured by equipment                                 32,859              -
                                                            -------------    -------------
       Total long-term debt                                       317,441           91,415
  Less current maturities                                          91,083           53,942
                                                            -------------    -------------
       Long-term debt, less current maturities              $     226,358    $      37,473
                                                            =============    =============


Maturities of long-term debt at December  31, 1999, are as follows:

  Year ending December 31,
     2000 (included in current liabilities)                 $     91,083
     2001                                                         42,028
     2002                                                         30,387
     2003                                                         22,723
     2004                                                         13,122
     Thereafter                                                  118,098
                                                            ------------
                                                            $    317,441
                                                            ============

Note 9 - Commitments and contingencies
--------------------------------------

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 9 - Commitments and contingencies (continued)
--------------------------------------------------

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

As part of the stock exchange agreement with Crescent Paging, Inc., the Company guaranteed the former stockholders of Crescent Paging, Inc. that the Company's common stock would be worth no less than $3.00 per share at the date of sale following the required holding period pursuant to Rule 144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the difference between the actual sales price per share and the agreed upon price of $3.00 per share, an amount up to $1,254,000. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 1999, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

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



Note 10 - Related party transactions
------------------------------------

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

Note 11 - Retained earnings
---------------------------

On October 26, 1998, the Company merged with Communitronics, Inc. (as more fully discussed in note 11 below). As of the date of the merger, the Company had an accumulated deficit in the amount of $344,728 which resulted from losses incurred during its years of active operations between 1970 and 1985. From 1985 to the date of merger, the Company has had no material operations or assets.

Note 12 - Income taxes
----------------------

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



Note 12 - Income Taxes (continued)
----------------------------------

At December 31, 1999 and 1998, the Company has net operating loss carry forwards of approximately $600,000 and $87,000 that will expire in 2014 and 2013 respectively.

Note 13 - Non-recurring charges
-------------------------------

During the years ended December 31, 1999 and 1998, Communitronics, Inc., one of the Company's wholly-owned subsidiaries, incurred significant costs (i.e., professional fees, travel, etc.) in connection with its "going public" efforts. Such costs, amounting to approximately $189,000 and $200,000, respectively, have been charged to operations in the period incurred.

Note 14 - Common stock and net loss per share
---------------------------------------------

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

Note 15 - Business combinations
-------------------------------

On September 28, 1998, the Company entered into a letter of intent for the acquisition of 100% of the issued and outstanding shares of Communitronics, Inc. and its wholly-owned subsidiary, Crescent Paging, Inc. (the "Acquisition"). The total purchase price was$608,000, consisting of 5,500,000 shares of the Company's Common Stock valued at approximately $550,000 ($.010 per share) and assumed indebtedness, estimated future liabilities and transaction fee. The Acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition attheir fair values. The current directors of the Company agreed to cancel an aggregate 3,000,000 shares of the Company's restricted common stock owned by them. The acquisition became effective October 26, 1998. At closing, the

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 15 - Business combinations (continued)
-------------------------------------------

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

On December 22, 1998, the Company acquired all of the outstanding common stock of Data Paging, Inc. in a stock-for-stock, tax free exchange for $460,000, which consisted of 250,000 shares of the Company's Common Stock valued at $01.84 per share. The acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition at their fair values.

Details of the results of operations of the previously separate companies for the year ended December 31, 1999 that are included in the current combined net income are as follows:


                                                Crescent            Data
                          Communitronics,       Paging,            Paging
                                Inc.              Inc.              Inc.              Total
                          ---------------    --------------    --------------    --------------
  Revenue                 $       430,553    $      333,189    $      282,600    $    1,046,342
  Expenses                        893,271           410,611           212,354         1,516,236
                          ---------------    --------------    --------------    --------------

  Operating income (loss)        (462,718)          (77,422)           70,246          (469,894)

  Other expenses                  (28,484)              -                (933)          (29,417)
                          ---------------    --------------    --------------    --------------

       Net income (loss)  $      (491,202)   $      (77,422)   $       69,313    $     (499,311)
                          ===============    ==============    ==============    ==============

Details of the results of operations of the previously separate companies for the year ended December 31, 1998 that are included in the prior year combined net income are as follows:

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 15 - Business combinations (continued)
-------------------------------------------

                                                Crescent            Data
                          Communitronics,       Paging,            Paging
                                Inc.              Inc.              Inc.              Total
                          ---------------    --------------    --------------    --------------

  Revenue                 $       436,516    $      398,289    $      321,926    $    1,156,731
  Expenses                        563,208           378,070           240,453         1,181,731
                          ---------------    --------------    --------------    --------------

  Operating income (loss)         126,692            20,219            81,473            25,000

  Other expenses                   (4,372)              -                 -              (4,372)
                          ---------------    --------------    --------------    --------------

       Net income (loss)  $      (131,064)   $       20,219    $       81,473    $      (29,372)
                          ===============    ==============    ==============    ==============

Note 16 - Segment information
-----------------------------

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

Note 17 - Year 2000 issue
-------------------------

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that may adversely affect the Company's operations beginning January 1, 2000. The Company has conducted an inventory of computer systems and other equipment necessary to conducting Company operations. Management has contacted the manufacturers of such systems and

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

            Notes to Consolidated Financial Statements (continued)
                          December 31, 1999 and 1998



Note 17 - Year 2000 issue (continued)
-------------------------------------

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

Date:                               Communitronics of America, Inc.

    February 3, 2001                By: /s/ DAVID R. PRESSLER
                                       -------------------------------

                                    David R. Pressler
                                    President, Chief Executive Officer and
                                    Principal Financial Officer