Form 10QSB/A
period 2000-03-31
COMMUNITRONICS OF AMERICA INC
filed 2001-02-05
CIK 1077385

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                               Form 10-QSB/A
                             (Amendment No. 2)

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

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                           March 31        December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                      Assets

Current assets
  Cash                                                   $      3,829     $      4,943
  Accounts receivable - trade                                  67,125           71,210
  Inventory                                                    11,875           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                                88,403          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     720,509          748,875

Goodwill, net of accumulated amortization of
$16,205 and $12,964 at March 31, 2000 and
December 31, 1999, respectively                               243,070          246,311
Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------

                                                         $  1,696,091     $  1,761,524
                                                         =============    =============

                      Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $    100,234     $     91,083
  Accounts payable - trade                                    265,933          208,659
  Payroll and sales taxes payable                               8,288           10,383
                                                         -------------    -------------
            Total current liabilities                         374,455          310,125

Long-term debt, less current maturities                       225,227          226,358
Note payable to stockholder                                   295,883          296,386
                                                         -------------    -------------
           Total liabilities                                  895,565          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,722,837        1,722,837
  Accumulated deficit                                      (1,001,540)        (873,411)
                                                         -------------    -------------
           Total stockholders' equity                         800,526          928,655
                                                         -------------    -------------

                                                         $  1,696,091     $  1,761,524
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31
                                                             2000              1999
                                                         -------------    -------------

Revenues                                                 $    213,691     $    332,391
 Less cost of revenues                                        140,673          165,186
                                                         -------------    -------------
     Gross Profit                                              73,018          167,205
                                                         -------------    -------------
Operating expenses
 General and administrative                                   162,139          118,785
 Non-recurring expenses                                            -            31,887
 Depreciation and amortization                                 33,040           19,378
                                                         -------------    -------------
     Total operating expenses                                 195,179          170,050
                                                         -------------    -------------
     Operating loss                                          (122,161)           2,845
                                                         -------------    -------------
Other expenses
 Interest                                                       5,968            2,479
                                                         -------------    -------------
     Total other expenses                                       5,968           34,366
                                                         -------------    -------------
     Net loss                                            $   (128,129)    $     (5,324)
                                                         =============    =============
Net loss per share                                       $      (0.02)    $     (0.001)
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31
                                                             2000              1999
                                                         -------------    -------------
Operating activities
 Net loss                                                $   (128,129)    $     (5,324)
                                                         -------------    -------------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
   Depreciation and amortization                               33,040           19,378
   Issuance of common stock for services                           -           303,750
   (Increase) decrease in
    Accounts receivable                                         4,085           26,743
    Inventory                                                  28,627          (53,780)
    Prepaid expenses                                               -          (303,750)
   Increase (decrease) in
    Accounts payable                                           57,274           80,199
    Accrued expenses                                           (2,095)          (6,152)
                                                         -------------    -------------
     Total adjustments                                        120,931           66,388
                                                         -------------    -------------
     Net cash provided by (used in) operating activities       (7,198)          61,064
                                                         -------------    -------------
Investing activities
 Purchase of property and equipment                            (1,433)        (147,476)
 Acquisition liability                                             -           (15,000)
 Investment in network                                             -          (336,305)
 Repayments (loans) of stockholder loans                           -            40,283
                                                         -------------    -------------
     Net cash used in investing activities                     (1,433)        (458,498)
                                                         -------------    -------------
Financing activities
 Proceeds (repayments) from stockholder loans                    (503)         218,723
 Borrowing of long-term debt                                   13,800          200,000
 Repayments of long-term debt                                  (5,780)         (10,283)
                                                         -------------    -------------
     Net cash provided by financing activities                  7,517          408,440
                                                         -------------    -------------
     Increase (decrease) in cash                               (1,114)          11,006

Cash
 Beginning of period                                            4,943           31,865
                                                         -------------    -------------
 End of period                                           $      3,829     $     42,871
                                                         =============    =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                   For the Three Months Ended March 31, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------
Balance, December 31, 1999        $     79,229   $  1,722,837   $   (873,411)  $    928,655


 Net loss                                   -              -        (128,129)      (128,129)
                                  -------------  -------------  -------------  -------------


Balance, March 31, 2000           $     79,229   $  1,722,837   $ (1,001,540)  $    800,526
                                  -------------  -------------  -------------  -------------


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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                       Three Months Ended
                                                            March 31
                                                   ------------  ------------
                                                       2000          1999
                                                   ------------  ------------
                                                          (unaudited)


Revenues . . . . . . . . . . . . . . . . . . . .   $   213,691   $   332,391

Cost of goods sold . . . . . . . . . . . . . . .       140,673       165,186

General and administrative expenses. . . . . . .       162,139       150,672

Depreciation and amortization. . . . . . . . . .        33,040        19,378

Interest . . . . . . . . . . . . . . . . . . . .         5,968         2,479
                                                   ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .   $  (128,129)  $    (5,324)
                                                   ============  ============

Net income (loss) per share. . . . . . . . . . .   $      (.02)  $     (.001)


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

Depreciation and amortization expense increased approximately $14,000 from $19,000 in 1999 to $33,000 in 2000. The increase in depreciation and amortization expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in 2000 through financing.

Interest expense increased approximately $3,000 from $3,000 in 1999 to $6,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $162,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $123,000 from $5000 in 1999 to $128,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

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