Form 10QSB/A
period 2000-06-30
COMMUNITRONICS OF AMERICA INC
filed 2001-02-05
CIK 1077385

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

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                            June 30        December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                   Assets

Current assets
  Cash                                                   $      5,848     $      4,943
  Accounts receivable - trade                                  57,469           71,210
  Inventory                                                    14,030           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                                82,921          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     693,676          748,875

Goodwill, net of accumulated amoritization of
 $19,446 and $12,964 at June 30, 2000 and
 December 31, 1999, respectively                              239,829          246,311
Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------
                                                         $  1,660,535     $  1,761,524
                                                         =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $     94,829     $     91,083
  Accounts payable - trade                                    345,066          208,659
  Payroll and sales taxes payable                              11,357           10,383
                                                         -------------    -------------
            Total current liabilities                         451,252          310,125

Long-term debt, less current maturities                       221,087          226,358
Note payable to stockholder                                   309,623          296,386
                                                         -------------    -------------
           Total liabilities                                  981,962          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,722,837        1,722,837
  Accumulated deficit                                      (1,123,493)        (873,411)
                                                         -------------    -------------
           Total stockholders' equity                         678,573          928,655
                                                         -------------    -------------
                                                         $  1,660,535     $  1,761,524
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           For the Three Months          For the Six Months
                                              Ended June 30                 Ended June 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------


Revenues                               $    156,029   $    302,139   $    369,720   $    634,530
 Less cost of revenues                       88,354         73,361        229,027        238,547
                                       -------------  -------------  -------------  -------------
     Gross profit                            67,675        228,778        140,693        395,983
                                       -------------  -------------  -------------  -------------

Operating expenses
 General and administrative                 148,541        235,784        310,680        354,569
 Non-recurring expenses                         -           10,820            -           42,707
 Depreciation and amortization               31,163         24,479         64,203         43,857
                                       -------------  -------------  -------------  -------------
     Total operating expenses               179,704        271,083        374,883        441,133
                                       -------------  -------------  -------------  -------------
     Operating loss                        (112,029)       (42,305)      (234,190)       (45,150)
                                       -------------  -------------  -------------  -------------
Other expenses
 Interest expense                             9,924          1,000         15,892          3,479
                                       -------------  -------------  -------------  -------------
     Net loss                          $   (121,953)  $    (43,305)  $   (250,082)  $    (48,629)
                                       =============  =============  =============  =============
Net loss per share                     $      (0.01)  $      (0.01)  $      (0.03)  $      (0.01)
                                       =============  =============  =============  =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Six Months
                                                                 Ended June 30
                                                             2000            1999
                                                         -------------   -------------
Operating activities
 Net loss                                                $   (250,082)   $    (48,629)
                                                         -------------   -------------
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                              64,203          43,857
    (Increase) decrease in
       Accounts receivable                                     13,741          27,200
       Inventory                                               26,472         (92,605)
    Increase (decrease) in
       Accounts payable                                       136,407          72,349
       Accrued expenses                                           974            (195)
                                                         -------------   -------------
          Total adjustments                                   241,797          50,606
                                                         -------------   -------------
          Net cash used in operating activities                (8,285)          1,977
                                                         -------------   -------------

Investing activities
 Purchase of property and equipment                            (2,522)       (163,263)
 Acquisition liability                                            -           (15,000)
 Investment in network                                            -          (336,305)
 Repayments (loans) of stockholder loans                          -            40,283
                                                         -------------   -------------
          Net cash used in investing activities                (2,522)       (474,285)
                                                         -------------   -------------

Financing activities
 Proceeds (repayments) from stockholder loans                  13,237         240,178
 Borrowing of long-term debt                                   13,800         233,063
 Repayments of long-term debt                                 (15,325)        (18,881)
                                                         -------------   -------------
          Net cash provided by financing activities            11,712         454,360
                                                         -------------   -------------

          Increase (decrease) in cash                             905         (17,948)

Cash
 Beginning of period                                            4,943          31,865
                                                         -------------   -------------
 End of period                                           $      5,848    $     13,917
                                                         =============   =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                    For the Six Months Ended June 30, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------

Balance, December 31, 1999        $     79,229   $  1,722,837   $   (873,411)  $    928,655


 Net loss                                  -              -         (250,082)      (250,082)
                                  -------------  -------------  -------------  -------------


Balance, June 30, 2000            $     79,229   $  1,722,837   $ (1,123,493)  $    678,573
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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                           For the Three Months          For the Six Months
                                              Ended June 30                 Ended June 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
                                                (unaudited)                   (unaudited)
Revenues . . . . . . . . . . . . . . . $    156,029   $    302,139   $    369,720   $    634,530

Cost of revenues . . . . . . . . . . .       88,354         73,361        229,027        238,547

General and administrative expenses. .      148,541        246,604        310,680        397,276

Depreciation and amortization. . . . .       31,063         24,479         64,203         43,857

Interest . . . . . . . . . . . . . . .        9,924          1,000         15,892          3,479
                                       -------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . $   (121,953)  $    (43,305)  $   (250,082)  $    (48,629)
                                       =============  =============  =============  =============
Net income (loss) per share. . . . . . $       (.01)  $       (.01)  $       (.03)  $       (.01)


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

Depreciation and amortization expense increased approximately $7,000 from $24,000 in 1999 to $31,000 in 2000. The increase in depreciation and amortization expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired later in 1999 through financing.

Interest expense increased approximately $9,000 from $1,000 in 1999 to $10,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $167,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $78,000 from $43,000 in 1999 to $121,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

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

Depreciation and amortization expense increased approximately $20,000 from $44,000 in 1999 to $64,000 in 2000. The increase in depreciation and amortization expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in late 99 through financing.

Interest expense increased approximately $12,000 from $4,000 in 1999 to $16,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $120,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $201,000 from $49,000 in 1999 to $250,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in costs associated with pursuing and consummating these acquisitions and additional reporting requirements incurred. The Company expects net losses to decrease in future periods.

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