Form 10QSB/A
period 2000-09-30
COMMUNITRONICS OF AMERICA INC
filed 2001-02-05
CIK 1077385

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

                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                          Consolidated Balance Sheets

                                                         September 30      December 31
                                                             2000             1999
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
                                   Assets

Current assets
  Cash                                                   $     66,532     $      4,943
  Accounts receivable - trade                                  56,654           71,210
  Inventory                                                    31,684           40,502
  Due from stockholder                                          5,574            5,574
                                                         -------------    -------------
           Total current assets                               160,444          122,229

Property and equipment, at cost, net of
 accumulated depreciation                                     664,816          748,875

Goodwill, net of accumulated depreciation of
 $22,687 and $12,964 at September 30, 2000 and
 December 31, 1999, respectively                              236,588          246,311
Investment in network                                         336,305          336,305
Prepaid expenses                                              303,750          303,750
Deposits                                                        4,054            4,054
                                                         -------------    -------------
                                                         $  1,705,957     $  1,761,524
                                                         =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                   $     82,549     $     91,083
  Accounts payable - trade                                    313,714          208,659
  Payroll and sales taxes payable                               2,290           10,383
  Escrow liability                                            152,000              -
                                                         -------------    -------------
            Total current liabilities                         550,553          310,125

Long-term debt, less current maturities                       217,657          226,358
Note payable to stockholder                                   304,104          296,386
                                                         -------------    -------------
           Total liabilities                                1,072,314          832,869
                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 7,922,936 shares issued and outstanding         79,229           79,229
  Additional paid-in capital                                1,722,837        1,722,837
  Accumulated deficit                                      (1,168,423)        (873,411)
                                                         -------------    -------------
           Total stockholders' equity                         633,643          928,655
                                                         -------------    -------------
                                                         $  1,705,957     $  1,761,524
                                                         =============    =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           For the Three Months          For the Nine Months
                                            Ended September 30           Ended September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------

Revenues                               $    149,213   $    237,586   $    518,933   $    872,116
 Less cost of revenues                      102,777        210,516        331,804        449,063
                                       -------------  -------------  -------------  -------------
     Gross profit                            46,436         27,070        187,129        423,053
                                       -------------  -------------  -------------  -------------

Operating expenses
 General and administrative                  50,899         50,169        361,579        404,738
 Non-recurring expenses                         -           89,998            -          132,705
 Depreciation and amortization               32,101         32,169         96,304         76,026
                                       -------------  -------------  -------------  -------------
     Total operating expenses                83,000        172,336        457,883        613,469
                                       -------------  -------------  -------------  -------------
     Operating income (loss)                (36,564)      (145,266)      (270,754)      (190,416)
                                       -------------  -------------  -------------  -------------
Other expenses

 Interest                                     8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
     Net loss                          $    (44,930)  $   (162,433)  $   (295,012)  $   (211,062)
                                       =============  =============  =============  =============
Net loss per share (note 10)           $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
                                       =============  =============  =============  =============


                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Nine Months
                                                              Ended September 30
                                                             2000            1999
                                                         -------------   -------------
Operating activities
 Net loss                                                $   (295,012)   $   (211,062)
                                                         -------------   -------------
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                              96,304          76,026
    Issuance of common stock for services                         -           311,250
    (Increase) decrease in
       Accounts receivable                                     14,556          13,247
       Inventory                                                8,818         (37,714)
       Prepaid expenses                                           -          (303,750)
    Increase (decrease) in
       Bank overdraft                                             -            10,191
       Accounts payable                                       105,055          74,125
       Accrued expenses                                        (8,093)         (4,554)
       Escrow liability                                       152,000             -
                                                         -------------   -------------
          Total adjustments                                   368,640         138,821
                                                         -------------   -------------
          Net cash used in operating activities               (73,628)        (72,241)
                                                         -------------   -------------

Investing activities
 Purchase of property and equipment                            (2,522)       (158,297)
 Acquisition liability                                            -           (15,000)
 Investment in network                                            -          (336,305)
 Repayments (loans) of stockholder loans                          -            40,283
                                                         -------------   -------------
          Net cash used in investing activities                (2,522)       (469,319)
                                                         -------------   -------------

Financing activities
 Proceeds (repayments) from stockholder loans                   7,718         259,176
 Proceeds from sale of common stock                               -            15,000
 Borrowing of long-term debt                                      -           254,707
 Repayments of long-term debt                                 (17,235)        (19,188)
                                                         -------------   -------------
          Net cash provided by financing activities             9,517         509,695
                                                         -------------   -------------

          Increase (decrease) in cash                          61,589         (31,865)

Cash
 Beginning of period                                            4,943          31,865
                                                         -------------   -------------
 End of period                                           $     66,532    $        -
                                                         =============   =============



                        COMMUNITRONICS OF AMERICA, INC.
                                and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                 For the Nine Months Ended September 30, 2000
                                  (Unaudited)

                                                   Additional
                                      Common        Paid-in         Accum.     Stockholders'
                                      Stock         Capital       (Deficit)       Equity
                                  -------------  -------------  -------------  -------------

Balance, December 31, 1999        $     79,229   $  1,722,837   $   (873,411)  $    928,655


 Net loss                                  -              -         (295,012)      (295,012)
                                  -------------  -------------  -------------  -------------


Balance, September 30, 2000       $     79,229   $  1,722,837   $ (1,168,423)  $    633,643
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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                           Three Months Ended             Nine Months Ended
                                              September 30                  September 30
                                           2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------
                                                (unaudited)                   (unaudited)
Revenues . . . . . . . . . . . . . . . $    149,213   $    237,586   $    518,933   $    872,116

Cost of revenues . . . . . . . . . . .      102,777        210,516        331,804        449,063

General and administrative expenses. .       50,899        140,167        361,579        537,443

Depreciation and amortization. . . . .       32,101         32,169         96,304         76,026

Interest . . . . . . . . . . . . . . .        8,366         17,167         24,258         20,646
                                       -------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . $    (44,930)  $   (162,433)  $   (295,012)  $   (211,062)
                                       =============  =============  =============  =============
Net income (loss) per share. . . . . . $       (.01)  $       (.02)  $       (.03)  $       (.03)


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

Depreciation and amortization expense remained constant from $32,000 in 1999 to the same amount in 2000. There was a $3,000 decrease in depreciation expense which was offset by a $3,000 increase in amortization expense attributable to goodwill.

Interest expense decreased approximately $9,000 from $17,000 in 1999 to $8,000 in 2000. Interest expense decreased due to lower average debt balances outstanding during 2000. Average debt balances were greater in 1999 than in 2000 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss decreased approximately $118,000 from $162,000 in 1999 to $44,000 in 2000. The decrease in net loss was primarily the result of the decrease in services, rent and maintenance expenses and cost of product sales as discussed above. The Company expects net losses to decrease in future periods.

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

Depreciation and amortization expense increased approximately $20,000 from $76,000 in 1999 to $96,000 in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired in late 99 through financing and amortization of goodwill.

Interest expense increased approximately $4,000 from $20,000 in 1999 to $24,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were $100,000 greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $84,000 from $211,000 in 1999 to $295,000 in 2000. The increase in net loss was primarily the result of the decrease in subscribers as discussed above and the increase in consulting fees and professional services. The Company expects net losses to decrease in future periods.

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