Form 10KSB
period 2000-12-31
COMMUNITRONICS OF AMERICA INC
filed 2001-05-10
CIK 1077385

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended December 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:   0-27067

                      COMMUNITRONICS OF AMERICA, INC.
               (Name of Small Business Issuer in its charter)

               Utah                                    87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               27955 Highway 98, Suite WW, Daphne, Alabama 36526
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (334) 625-6427

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2000 were $ 654,877 .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2000, was $395,491 based on an estimated 2,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 2000, was 8,407,936 shares.

                                                   Total Number of Pages: 38
                                    Index to Exhibits is Located on Page: 15

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


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . 8

Item 6.  Selected financial data. . . . . . . . . . . . . . . . . . . . . . 9

Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition . . . . . . . . . . . . . . . . . . . . . 10

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . 12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . 12


                                  PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act. . . . . . . . 12

Item 11.  Executive Compensation . .. . . . . . . . . . . . . . . . . . . . 13

Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 14

Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 14


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.Forward-looking statements may be identified by use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may differ materially from the anticipated events, transactions and results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.


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

Employees

  At December 31, 2000, Communitronics employed 15 people, of which 13 were full-time. Most of these individuals were in sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.


------------------------------------------------------------------------------
Item 2.  Description of Property
------------------------------------------------------------------------------

  Communitronics owns a transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 6 retail and office locations in its market areas, including its executive offices in Daphne, Alabama. Communitronics also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 16 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Communitronics is obligated to make total lease payments of approximately $185,000 under its office facility and tower site leases for year ending December 31, 2001. See Note 9 in the Notes to Consolidated Financial Statements.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2000.



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

     Year Ended December 31, 1999          High                  Low
     ----------------------------          ----                  ---
          1st Quarter                     $ 3.00               $ 1.50
          2nd Quarter                       2.75                  .8125
          3rd Quarter                       1.875                 .125
          4th Quarter                        .75                  .125

     Year Ended December 31, 2000          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ 0.84375            $ 0.265625
          2nd Quarter                       0.75                 0.265625
          3rd Quarter                       1.109375             0.1875
          4th Quarter                       0.25                 0.03125

  As of December 31, 2000, 8,407,936 shares of common stock were outstanding. Also as of December 31, 2000, there were 499 holders of record of the Common Stock based upon information furnished by Progressive Transfer Company, Salt Lake City, Utah, the transfer agent for the Common Stock.

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

                                                     2000          1999
                                                 -----------   -----------
Revenues . . . . . . . . . . . . . . . . . . .   $   654,877   $ 1,046,342

Cost of revenues . . . . . . . . . . . . . . .       340,740       620,065

General and administrative expenses. . . . . .       633,797       591,431

Non-recurring charges. . . . . . . . . . . . .           -         188,848

Depreciation and amortization. . . . . . . . .       128,211       115,892

Other income . . . . . . . . . . . . . . . . .       152,430           -

Interest . . . . . . . . . . . . . . . . . . .        46,020        29,417

Gain on early extinguishment of debt . . . . .       216,000           -
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (125,461)  $  (499,311)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $      (.02)  $      (.06)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (259,270)  $  (354,002)
                                                 ===========   ===========
Pagers in service at end of year . . . . . . .         2,800         4,300
                                                 ===========   ===========
Total assets . . . . . . . . . . . . . . . . .   $ 1,627,745   $ 1,761,524
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   452,591   $   613,827
                                                 ===========   ===========

___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA may not be comparable to similarly titled measures reported by other companies.

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

  The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at December 31, 2000.

  The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.


Acquisitions and Disposals

  None


Results of Operations for the years ended December 31, 2000 and 1999

  Revenues: Revenues decreased approximately $391,000, or approximately 37.4%, from $1,046,000 for the year ended December 31, 1999 ("1999") to $655,000 for the year ended December 31, 2000 ("2000"). The decrease in revenues was primarily the result of a decrease in the number of products sold and normal attrition of paging customers. The total number of subscribers decreased by 1,500 since December 31, 1999. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2000 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 2000 was attributable to a lack of cash flow.

  Cost of revenues: Cost of revenues, which consist primarily of cost of pagers and service, rent and maintenance expenses, decreased approximately $279,000 or 45.0% from $620,000 in 1999 to $341,000 in 2000. The decrease is due to the fact that cash flow was not available to purchase additional inventory in 2000 to offset normal attrition and the reduced number of customers caused the additional decrease in costs. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

  General and Administrative Expenses: General and administrative expenses increased approximately $42,000 from $592,000 in 1999 to $634,000 in 2000. The increase in general and administrative expenses is attributable to costs associated with acquisitions and additional reporting requirements which require additional personnel costs and professional fees.

  Non-recurring charges: Non-recurring charges decreased approximately $188,000 from $ 188,000 in 1999 to $ -0- in 2000. Communitronics, Inc., one
of the Company's wholly-owned subsidiaries, incurred significant costs (i.e., professional fees, travel, etc.) in connection with its "going public" efforts which began during the fourth quarter of 1998 and were completed during the first quarter of 1999. The decrease is attributable to the completion of this effort and the Company does not expect to incur these expenses in the future.

  Depreciation and Amortization Expense: Depreciation and amortization expense increased approximately $12,000 from $116,000 in 1999 to $128,000 in 2000. The increase was primarily the result of depreciation expense on transmission equipment and other capitalized assets and amortization of goodwill.

  Interest Expense: Interest expense increased approximately $17,000 from $29,000 in 1999 to $46,000 in 2000. Interest expense increased due to higher average debt balances outstanding during 2000. Average debt balances were greater in 2000 than in 1999 as a result of debt incurred related to capital expenditures and working capital requirements.

  Net Loss: The Company's net loss decreased approximately $374,000 from $499,000 in 1999 to $125,000 in 2000. The decrease in net loss was primarily the result of the gain on sale of 800Mhz frequencies and a gain recognized on early extinguishment of debt. The Company expects net losses to decrease in future periods.

  EBITDA: EBITDA increased to $(167,000), 0% of revenues, in fiscal year 2000 as compared to $(354,000), 0% of revenues, in fiscal year 1999. EBITDA increased in fiscal 2000 due to factors noted above(see (1) on page 10).


Financial Condition

  For the year ended December 31, 2000, the Company's cash used in operating activities increased by approximately $46,000 from $120,000 in 1999 to $166,000 in 2000. The decrease in cash used in operating activities was primarily the result of the decrease in issuing stock for consulting services and a net decrease in accounts payable as of December 31, 2000 compared to December 31, 1999, which net increase was a result of higher operating expenses between periods.

  Net provided by (used in) investing activities increased approximately $617,000 from $(472,000) for the year ended December 31, 1999 to $145,000 for the year ended December 31, 2000. The increase in net cash provided by investing activities was primarily the result of proceeds received from sale of fixed assets and a decrease in purchases of property and equipment and an investment in network equipment. Capital expenditures were approximately $161,000 and $22,000 for the years ended December 31, 1999 and 2000, respectively.

  Net cash provided by financing activities decreased approximately $526,000 from $564,000 for the year ended December 31, 1999 to $38,000 for the year ended December 31, 2000. The decrease was primarily the result of the Company not incurring significant new long-term borrowings during 2000.


------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2000 and 1999.


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

Biographical Information
------------------------

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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal years ended December 31, 2000. David R. Pressler, the President of the Company, received compensation of approximately $24,000 in 2000.

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
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

  In October 2000, Virginia Daigle received 310,000 shares of Common Stock, valued at $0.21875 per share, for consulting services in reliance upon Section 4(2) of the Securities Act of 1933. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

  In October 2000, Samuel Mastrull received 175,000 shares of Common Stock, valued at $0.21875 per share, for consulting services in reliance upon Section 4(2) of the Securities Act of 1933. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

  At December 31, 2000, the Company had a note payable to David R. Pressler, a director, President and majority stockholder of the Company with a balance of $333,094. The note bears interest at 6.25% and is due on December 31, 2003.



                                 PART IV

------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Communitronics filed no reports on Form 8-K during the fourth quarter of year ended December 31, 2000.

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

     Consolidated Statements of Operations....................  F-5

     Consolidated Statements of Shareholders' Equity..........  F-6

     Consolidated Statements of Cash Flows....................  F-7

     Notes to Consolidated Financial Statements...............  F-9

         Report of Prichard & Middleton, P.C., Independent Auditors


We have audited the accompanying consolidated balance sheets of Communitronics of America, Inc. (a Utah corporation) (the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communitronics of America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                    /s/ Prichard & Middleton, P.C.

Mobile, Alabama
May 7, 2001

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                        Consolidated Balance Sheets

                                                           December 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
                         Assets

Current assets
  Cash                                             $    23,277    $     4,943
  Accounts receivable - trade (note 2)                  50,289         71,210
  Inventory                                             32,489         40,502
  Due from stockholder (note 9)                             -           5,574
                                                   ------------   ------------
           Total current assets                        106,055        122,229

Property and equipment, at cost, net of
 accumulated depreciation (note 3)                     644,234        748,875

Goodwill, net of accumulated amortization of
 $25,928 and $12,964 in 2000 and 1999, respectively    233,347        246,311
Investment in network (note 4)                         336,305        336,305
Deferred consulting charges (note 5)                   303,750        303,750
Deposits                                                 4,054          4,054
                                                   ------------   ------------

                                                   $ 1,627,745    $ 1,761,524
                                                   ------------   ------------

        Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt (note 7)    $    51,786    $    91,083
  Accounts payable - trade                             257,553        208,659
  Payroll and sales taxes payable                        8,313         10,383
                                                   ------------   ------------
            Total current liabilities                  317,652        310,125

Long-term debt, less current maturities (note 7)        67,711        226,358
Note payable to stockholder (note 9)                   333,094        296,386
                                                   ------------   ------------
           Total liabilities                           718,457        832,869
                                                   ------------   ------------

Commitments and contingencies (notes 6,7 and 13)

                                                                  (continued)

                      COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                   Consolidated Balance Sheets (continued)

                                                           December 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
        Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 8,407,936 shares issued and outstanding
  at December 31, 2000 and 7,922,936 shares issued
  and outstanding at December 31, 1999                  84,079         79,229
  Additional paid-in capital                         1,824,081      1,722,837
  Accumulated deficit (note 8)                        (998,872)      (873,411)
                                                   ------------   ------------
           Total stockholders' equity                  909,288        928,655
                                                   ------------   ------------

                                                   $ 1,627,745    $ 1,761,524
                                                   ============   ============



















See accompanying notes to consolidated financial statements

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                    Consolidated Statements of Operations



                                                        Years Ended
                                                        December 31
                                         ----------------------------------------
                                             2000          1999          1998
                                         ------------  ------------  ------------
Revenues                                 $   654,877   $ 1,046,342   $ 1,156,731
 Less cost of revenues                       340,740       620,065       509,432
                                         ------------  ------------  ------------
     Gross profit                            314,137       426,277       647,299
                                         ------------  ------------  ------------

Operating expenses
 General and administrative                  633,797       591,431       409,926
 Non-recurring expenses (note 12)                -         188,848       200,354
 Depreciation and amortization               128,211       115,892        62,019
                                         ------------  ------------  ------------
 Total operating expenses                    762,008       896,171       672,299
                                         ------------  ------------  ------------

     Operating loss                         (447,871)     (469,894)      (25,000)
                                         ------------  ------------  ------------

Other income (expense)
 Gain on disposal of assets                  150,389            -             -
 Other                                         2,041            -             -
 Interest                                    (46,020)      (29,417)       (4,372)
                                         ------------  ------------  ------------
                                             106,410       (29,417)       (4,372)
                                         ------------  ------------  ------------

     Net loss before extraordinary item     (341,461)     (499,311)      (29,372)

Extraordinary item
 Gain on early extinguishment of debt        216,000            -             -
                                         ------------  ------------  ------------

     Net loss                            $  (125,461)  $  (499,311)  $   (29,372)
                                         ============  ============  ============

Net loss per share (note 13)             $     (0.02)  $     (0.06)  $     (0.01)
                                         ============  ============  ============


See accompanying notes to consolidated financial statements

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

               Consolidated Statements of Stockholders' Equity


                                                        Common       Additional    Retained
                                          Common        Stock         Paid-in      Earnings    Stockholders'
                                           Stock      Subscribed      Capital      (Deficit)       Equity
                                         ----------  ------------  -------------  ------------  ------------
Balance, January 1, 1998                 $  31,844   $       -     $    205,356   $ (344,728)   $  (107,528)

 Issuance of 1,303,500 shares of
   common stock                             13,035           -          117,315           -         130,350
 Issuance of 5,500,000 shares of
   common stock in connection
   with the acquisition of
   Communitronics, Inc.                     55,000           -          511,741           -         566,741
 Cancellation of 3,000,000 shares
   of common stock                         (30,000)          -               -            -         (30,000)
 Common stock subscribed,
   467,300 shares                               -         4,673          42,057           -          46,730
 Common stock subscribed,
   250,000 shares in connection
   with the acquisition of Data
   Paging, Inc.                                 -         2,500         457,500           -         460,000
 Net loss                                       -            -               -        (29,372)      (29,372)
                                         ----------  ------------  -------------  ------------  ------------

Balance, December 31, 1998                  69,879         7,173      1,333,969      (374,100)    1,036,921

 Issuance of 717,300 shares of
  common stock                               7,173        (7,173)            -             -             -
 Issuance of 217,700 shares of
  common stock                               2,177            -         388,868            -        391,045
 Net loss                                       -             -              -       (499,311)     (499,311)
                                         ----------  ------------  -------------  ------------  ------------

Balance, December 31, 1999                  79,229            -       1,722,837      (873,411)      928,655

 Issuance of 485,000 shares of
  common stock                               4,850            -         101,244            -        106,094
 Net loss                                       -             -              -       (125,461)     (125,461)
                                         ----------  ------------  -------------  ------------  ------------

Balance, December 31, 2000               $  84,079  $         -    $  1,824,081   $  (998,872)  $   909,288
                                         ==========  ============  =============  ============  ============

See accompanying notes to consolidated financial statements

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                           Years Ended
                                                           December 31
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------  ------------  ------------
Operating activities
 Net loss                                    $  (125,461)  $  (499,311)  $   (29,372)
                                             ------------  ------------  ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                128,211       115,892        62,019
    Gain on disposal of assets                  (150,389)           -             -
    Gain on early extinguishment of debt        (216.000)           -             -
    Issuance of common stock for services        122,095       311,250            -
    (Increase) decrease in
       Accounts receivable                        20,921        59,568      (130,778)
       Inventory                                   8,013        30,022       (70,524)
       Prepaid expenses                              -        (303,750)           -
    Increase (decrease) in
       Accounts payable                           48,894       165,863       (64,732)
       Accrued expenses                           (2,070)          593         9,790
                                             ------------  ------------  ------------
        Total adjustments                        (40,325)      379,438      (194,225)
                                             ------------  ------------  ------------
        Net cash used in operating activities   (165,786)     (119,873)     (223,597)
                                             ------------  ------------  ------------

Investing activities
 Purchases of property and equipment             (21,722)     (160,734)      (37,366)
 Proceeds from sale of property and equipment    161,504            -             -
 Investment in network                                -       (336,305)           -
 Acquisition liability                                -        (15,000)       15,000
 (Loans to)  repayments from stockholder           5,574        40,283       (45,857)
                                             ------------  ------------  ------------
          Net cash provided by (used in)
           investing activities                  145,356      (471,756)      (68,223)
                                             ------------  ------------  ------------

Financing activities
 Proceeds from (repayments of) stockholder
  loans                                           36,708       288,886         7,500
 Proceeds from sale of common stock                   -         49,795       244,805
 Proceeds from long-term debt                     19,200       254,707        81,598
 Repayments of long-term debt                    (17,144)      (28,681)      (10,218)
          Net cash provided by financing
      activities                                  38,764       564,707       323,685

                                                      (continued)

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

              Consolidated Statements of Cash Flows (continued)



                                                           Years Ended
                                                           December 31
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------  ------------  ------------
          Increase (decrease) in cash             18,334       (26,922)       31,865

Cash
 Beginning of year                                 4,943        31,865            -
                                             ------------  ------------  ------------

 End of year                                 $    23,277   $     4,943   $    31,865
                                             ============  ============  ============


Supplemental disclosure of cash
 flow information:
 Cash paid during the year for interest      $    46,020   $    29,417   $     4,372
                                             ============  ============  ============













See accompanying notes to consolidated financial statements

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



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

Accounts receivable
-------------------

An allowance for doubtful accounts is computed based on specific receivables deemed uncollectible by management of the Company and historical experience. At December 31, 2000 and 1999, all receivables were deemed collectible.

Inventory
---------

Inventory, consisting primarily of certain types and brands pagers held for resale, is carried at the lower of cost or market.

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



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

Depreciation
------------

Property and equipment are being depreciated over their estimated useful lives using straight-line method. The estimated useful lives of significant assets are as follows: radio towers, 30 years; transmission equipment, 7 years; computer equipment, 5 years; vehicles, 5 years; and, furniture and fixtures, 7 years.

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



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

Note 3 - Property and equipment
-------------------------------

Property and equipment consists of the following:

                                                           December 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
  Radio towers                                     $    464,003   $    464,003
  Transmission equipment                                844,596        840,636
  Computer equipment                                    100,099        100,099
  Vehicles                                               45,269         45,269
  Furniture and fixtures                                 33,932         32,843
                                                   ------------   ------------
                                                      1,487,899      1,482,850
     Less accumulated depreciation                      843,665        733,975
                                                   ------------   ------------
        Net property and equipment                 $    644,234   $    748,875

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

The Company's investment in Beepers Network, Inc. was made in order to meet the FCC's time requirement concerning build-out of Beepers Network, Inc.'s additional facilities which would be of mutual benefit to both companies. These facilities enhanced the Company's network in that

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



Note 4 - Investment in network (continued)
------------------------------------------

Beepers and the Company operate on the same frequency and therefore pass each others traffic (paging customers). This investment enhanced the geographical coverage area of both companies. Also, as a result of the investment, Beepers Network, Inc. has granted an option to the Company to purchase Beepers Network, Inc. at a later undecided date on terms to be mutually agreed upon in the future. As of December 31, 2000 and 1999, the option had not been exercised and the balance of the investment totaled $336,305.

Note 5 - Deferred consulting charges
------------------------------------

In January 1999, the Company entered into an agreement with a firm to provide financial and public relations services beginning at such time as the Company became compliant with all U. S. Securities and Exchange Commission reporting requirements and reinstatement of the Company's stock to trading on the OTC Bulletin Board. The Company issued 150,000 shares to the firm which at the time of issuance were trading at $2.025. As of December 31, 2000 and 1999, no services have been provided under this agreement, none of the aspects of the agreement have expired and the balance remaining on the agreement totaled $303,750.

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

At December 31, 2000 and 1999, the original costs of intangible assets were fully amortized. The information relative to original costs and accumulated
amortization at December 31, 2000 and 1999, was not available.   Based on
appraisals, the approximate fair market value of the certificates and licenses is in excess of $10,000,000 (unaudited).

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



Note 7 - Long-term debt
-----------------------

The Company's long-term debt consists of the following:

                                                             December 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
  Union Planters Bank, 10%, due in equal monthly
  principal and interest installments of $270 through
  May 15, 2000 and a final payment of $16,496 due
  June 15, 2000, secured by real property             $   15,755    $  17,011

  Union Planters Bank, 10%, due in equal monthly
  principal and interest installments of $233 through
  August 2000, unsecured                                     -          1,795

  Union Planters Bank, 7%, 180-day note, principal
  and interest due January 8, 2000, secured by personal
  property                                                20,035       20,035

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $708 through
  December 2003, secured by vehicle                       23,194       29,079

  Corporation, 10%, due in annual principal payments
  equal to 10% of outstanding principal balance through
  June 2019, unsecured                                       -        200,000

  Non-interest bearing note payable to a stockholder
  of Crescent Radio Electronics, Inc. (the predecessor
  company of Crescent Paging, Inc., a wholly-owned
  subsidiary of the Company), due in equal monthly principal
  installments of $600 through February 2002, unsecured    1,800        6,600

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $754 through
  February 2001, secured by vehicle                          -         10,062


                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999


Note 7 - Long-term debt (continued)
-----------------------------------
                                                             December 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
  Merit Leasing Corp., 38.75%, due in equal monthly
  principal and interest installments of $1,801 through
  April 2002, secured by equipment                        30,568       32,859

  American General Finance, 20.75%, due in equal monthly
  principal and interest installments of $202 through
  February 2002, secured by equipment                      2,490          -

  Union Planters Bank, 10.17%, due in equal monthly
  principal and interest installments of $402 through
  June 2002, secured by accounts receivable                6,679          -

  Honda Finance, 9.84%, due in equal monthly
  principal and interest installments of $407 through
  November 2005, secured by vehicle                       18,976          -
                                                       ----------   ----------
       Total long-term debt                              119,497      317,441
  Less current maturities                                 51,786       91,083
                                                       ----------   ----------
       Long-term debt, less current maturities         $  67,711    $ 226,358
                                                       ----------   ----------

Maturities of long-term debt at December  31, 2000, are as follows:

  Year ending December 31,
     2001 (included in current liabilities)           $    51,786
     2002                                                  32,749
     2003                                                  15,801
     2004                                                   7,288
     2005                                                   6,860
     Thereafter                                             5,013
                                                      ------------
                                                      $   119,497
                                                      ============

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



Note 8 - Commitments and contingencies
--------------------------------------

The Company is committed to several operating leases of radio towers and office facilities. Approximate future minimum lease payments of all non-cancelable operating leases for the next five years are as follows:

  For the year ending December 31,
    2001                                             $     26,017
    2002                                                   12,750
    2003                                                   10,417
    2004                                                    6,000
    2005                                                    3,791
    Thereafter                                              7,009
                                                     -------------
                                                     $     65,984
                                                     =============

Rental expense under these operating leases for the years ended December 31, 2000, 1999 and 1998, amounted to $129,312, $ 89,553 and $ 48,809, respectively.

As part of the stock exchange agreement with Crescent Paging, Inc., the Company guaranteed the former stockholders of Crescent Paging, Inc. that the Company's common stock would be worth no less than $3.00 per share at the date of sale following the required holding period pursuant to Rule 144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the difference between actual sales price per share and the agreed upon price of $3.00 per share, an amount up to $1,254,000. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 2000 and 1999, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

The Company may be required to pay the former stockholders of Data Paging, Inc. additional compensation up to $500,000 if the value of the Company's common stock is selling for less than $2 per share after a one year holding period from the date of acquisition. This additional compensation can be paid by issuing shares of 144 stock to make up the difference between the actual value and the agreed upon price of $2.00 per share. Management believes that if any additional

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



Note 8 - Commitments and contingencies (continued)
--------------------------------------------------

compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 2000 and 1999, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

Note 9 - Related party transactions
-----------------------------------

At December 31, 1999, the Company had outstanding a note due from its majority stockholder in the amount of $5,574. The note bears interest at the rate of 10% and is due upon demand.

At December 31, 2000 and 1999, the Company had a note payable to its majority stockholder which bears interest at 6.25% and is due December 31, 2003. The balance at December 31, 2000 and 1999, totaled $333,094 and $296,386, respectively.

Note 10 - Accumulated deficit
-----------------------------

On October 26, 1998, the Company merged with Communitronics, Inc. (as more fully discussed in note 14 below). As of the date of the merger, the Company had an accumulated deficit in the amount of $344,728 which resulted from losses incurred during its years of active operations between 1970 and 1985. From 1985 to the date of merger, the Company has had no material operations or assets.

Note 11 - Income taxes
----------------------

For the years ended December 31, 2000 and 1999, the Company had no provision or benefit for income taxes because the deferred tax asset was offset by an increase in the valuation allowance of $22,569 and $96,790, respectively. The change in the valuation allowance at December 31, 2000 and 1999, had no effect on operations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
  Deferred tax asset
     Net operating loss carry forwards             $  147,209     $  122,548
     Valuation allowance                              (59,438)       (36,869)
                                                   ------------   ------------
     Net deferred tax asset                            87,771         85,679
                                                   ------------   ------------

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999


Note 11 - Income taxes (continued)
----------------------------------
                                                           December 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
  Deferred tax liabilities
     Depreciation                                     (87,771)       (85,679)
     Valuation allowance                                  -              -
                                                   ------------   ------------
     Net deferred tax liabilities                     (87,771)       (85,679)
                                                   ------------   ------------
                                                   $      -       $      -
                                                   ============   ============

At December 31, 2000 and 1999, the Company has net operating loss carry forwards of approximately $725,000 and $600,000 that will expire in 2015 and 2014, respectively.

Note 12 - Non-recurring expenses
--------------------------------

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

Note 13 - Common stock and net loss per share
---------------------------------------------

Net loss per share amounts are computed based on the weighted-average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 2000, 1999 and 1998 was 8,044,186, 7,392,736 and 3,968,615, respectively.

As of December 31, 2000, 1999 and 1998, the Company has 50 million of authorized shares, all of which are Common Stock. There are no additional rights or privileges other than those afforded to a common stock shareholder.

Note 14 - Business combinations
-------------------------------

On September 28, 1998, the Company entered into a letter of intent for the acquisition of 100% of the issued and outstanding shares of Communitronics, Inc. and its wholly-owned subsidiary, Crescent Paging, Inc. (the "Acquisition"). The total purchase price was $608,600, consisting of 5,500,000 shares of the Company's Common Stock valued at approximately $550,000 ($0.10 per

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

                  Notes to Consolidated Financial Statements
                         December 31, 2000 and 1999



Note 14 - Business combinations (continued)
-------------------------------------------

share) and assumed indebtedness, estimated future liabilities and transaction fees. The Acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition at their fair values. The current directors of the Company agreed to cancel an aggregate 3,000,000 shares of the Company's restricted common stock owned by them. The acquisition became effective October 26, 1998. At closing, the current board of directors of the Company, consisting of Mr. Ken Kurtz, Ms. Carrie Kurtz and Ms. Tammy Gehring, resigned and were replaced by a board consisting of Mr. David R. Pressler, Mr. Samuel Mastrull, and Mr. James H. Flanagan. In addition, Mr. Kurtz has resigned as President of the Company and has been replaced by Mr. Pressler. Ms. Kurtz has resigned as Vice-president and Ms. Gehring has resigned as Secretary and Treasurer. Mr. Mastrull has replaced Ms. Gehring as Secretary. The Vice-President and Treasurer positions remain unfilled.

On December 22, 1998, the Company acquired all of the outstanding common stock of Data Paging, Inc. in a stock-for-stock, tax free exchange for $ 460,000, which consisted of 250,000 shares of the Company's Common Stock valued at $1.84 per share. The acquisition was accounted for under the requirements of Accounting Principles Board Opinion No. 16, whereby the acquisition was treated as a business combination by the purchase method. Accordingly, principles were followed that are normally applicable under historical cost accounting to recording acquisitions of assets and issuances of stock and to accounting for assets and liabilities after acquisition at their fair values.

Details of the results of operations of the previously separate companies for the year ended December 31, 2000, that are included in the current combined net income are as follows:

                                                Crescent            Data
                          Communitronics,       Paging,            Paging
                                Inc.              Inc.              Inc.              Total
                          ---------------    --------------    --------------    --------------
  Revenue                 $       242,180    $      286,281    $      126,416    $      654,877
  Expenses                        565,078           391,093           146,577         1,102,748
                          ---------------    --------------    --------------    --------------

  Operating loss                 (322,898)         (104,812)          (20,161)         (447,871)

  Other income (expense)          171,045           152,000              (635)          322,410
                          ---------------    --------------    --------------    --------------

       Net income (loss)  $     (151,853)    $       47,188    $      (20,796)   $     (125,461)
                          ===============    ==============    ==============    ==============

-------------------------------------------

Details of the results of operations of the previously separate companies for the year ended December 31, 1999, that are included in the prior year combined net income are as follows:

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
                          ===============    ==============    ==============    ==============


Note 15 - Segment information
-----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company has adopted SFAS 131 in its 1998 annual financial statements. SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has no reportable segments. The Company's basis for the segments relates to the types of products and services each segment provides. The Company's core operations, which includes the traditional one-way display and alphanumeric services, are the only reportable financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                         Communitronics of America, Inc.

    May 10, 2001              By:   /S/ DAVID R. PRESSLER
-------------------              ----------------------------------------

                                 David R. Pressler
                                 President, Chief Executive Officer and
                                 Principal Financial Officer