Form 10QSB
period 2001-03-31
COMMUNITRONICS OF AMERICA INC
filed 2001-06-11
CIK 1077385

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                                (334) 625-6426
                                --------------
                         (Issuer's telephone number)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


     Check whether the issuer: (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 8,407,936 shares.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   --    --

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                              Table of Contents



     Consolidated Balance Sheets                                  3

     Consolidated Statements of Operations                        4

     Consolidated Statements of Cash Flows                        5

     Consolidated Statements of Stockholders' Equity              6

     Part 1

       Item 1.  Notes to Consolidated Financial Statements        7

       Item 2.  Management's Discussion and Analysis or
                 Plan of Operations                               7-11

     Part II - Other Information                                  11

     Signature                                                    12

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries
                          Consolidated Balance Sheets

                                                     March 31    December 31
                                                       2001         2000
                                                   (Unaudited)    (Audited)
                                                   ___________   ___________
                              Assets
Current assets
  Cash                                            $     9,324   $    23,277
  Accounts receivable - trade                          36,593        50,289
  Inventory                                            14,674        32,489
                                                   ___________   ___________
           Total current assets                        60,591       106,055

Property and equipment, at cost, net of
 accumulated depreciation                             591,779       644,234

Goodwill, net of accumulated amortization of
 $29,169 and $25,928 at March 31, 2001 and
 December 31, 2000, respectively                      230,106       233,347
Investment in network                                 336,305       336,305
Deferred consulting charges                           303,750       303,750
Deposits                                                4,054         4,054
                                                   ___________   ___________

                                                  $ 1,526,585   $ 1,627,745
                                                   ===========   ===========

               Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt            $    42,173   $    51,786
  Bank overdraft                                       31,605           -
  Accounts payable - trade                            257,324       257,553
  Payroll and sales taxes payable                      10,271         8,313
                                                   ___________   ___________
            Total current liabilities                 341,373       317,652

Long-term debt, less current maturities                48,973        67,711
Note payable to stockholder                           336,754       333,094
                                                   ___________   ___________
           Total liabilities                          727,100       718,457
                                                   ___________   ___________
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 8,407,936 shares issued and outstanding  84,079        84,079
  Additional paid-in capital                        1,824,081     1,824,081
  Accumulated deficit                              (1,108,675)     (998,872)
                                                   ___________   ___________
           Total stockholders' equity                 799,485       909,288
                                                   ___________   ___________
                                                  $ 1,526,585   $ 1,761,524
                                                   ===========   ===========

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                     For the Three Months
                                                        Ended March 31
                                                       2001          2000
                                                   ___________   ___________
Revenues                                          $   143,293   $   213,691
 Less cost of revenues                                107,557       140,673
                                                   ___________   ___________
     Gross Profit                                      35,736        73,018
                                                   ___________   ___________
Operating expenses
 General and administrative                           111,769       162,139
 Depreciation and amortization                         30,044        33,040
                                                   ___________   ___________
     Total operating expenses                         141,813       195,179
                                                   ___________   ___________

     Operating loss                                  (106,077)     (122,161)
                                                   ___________   ___________
Other income (expense)
 Rental income                                          4,015           -
 Gain on sale of asset                                    348           -
 Interest expense                                      (8,089)       (5,968)
                                                   ___________   ___________
                                                       (3,726)       (5,968)
                                                   ___________   ___________

     Net loss                                     $  (109,803)  $  (128,129)
                                                   ___________   ___________

Net loss per share                                $     (0.01)  $     (0.02)
                                                   ___________   ___________

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                  For the Three Months
                                                                                     Ended March 31
                                                                                   2001          2000
                                                                               ___________   ___________
Operating activities
 Net loss                                                                     $  (109,803)  $  (128,129)
                                                                               ___________   ___________
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Depreciation and amortization                                                  30,044        33,040
    Gain on sale of asset                                                            (348)          -
    (Increase) decrease in
       Accounts receivable                                                         13,696         4,085
       Inventory                                                                   17,815        28,627
    Increase (decrease) in
       Bank overdraft                                                              31,605           -
       Accounts payable                                                              (229)       57,274
       Accrued expenses                                                             1,958        (2,095)
                                                                               ___________   ___________
          Total adjustments                                                        94,541       120,931
                                                                               ___________   ___________
          Net cash used in operating activities                                   (15,262)       (7,198)
                                                                               ___________   ___________

Investing activities
 Purchase of property and equipment                                                   -          (1,433)
 Proceeds from sale of asset                                                       26,000           -
                                                                               ___________   ___________
          Net cash provided by (used in) investing activities                      26,000        (1,433)
                                                                               ___________   ___________

Financing activities

 Proceeds from (repayments of) stockholder loans                                    3,660          (503)
 Borrowing of long-term debt                                                          -          13,800
 Repayments of long-term debt                                                     (28,351)       (5,780)
                                                                               ___________   ___________
          Net cash provided by (used in) financing activities                     (24,691)        7,517
                                                                               ___________   ___________

          Decrease in cash                                                        (13,953)       (1,114)

Cash
 Beginning of period                                                               23,277         4,943
                                                                               ___________   ___________

 End of period                                                                $     9,324   $     3,829
                                                                               ===========   ===========

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                   For the Three Months Ended March 31, 2001
                                 (Unaudited)



                                                      Additional
                                     Common            Paid-in         Accum.      Stockholders'
                                      Stock            Capital       (Deficit)        Equity
                                   ____________      ____________   ____________   ____________
Balance, December 31, 2000         $   84,079        $ 1,824,081    $  (998,872)   $   909,288


 Net loss                                 -                  -         (109,803)      (109,803)


Balance, March 31, 2001            $   84,079        $ 1,824,081    $(1,108,675)   $   799,485


Item 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its Form 10-KSB for the year ended December 31, 2000.

Note 2.   Income (Loss) Per Common Share:

Income (loss) per common share is based on the weighted average number of common shares are outstanding during the period.

Item 2.      Management's Discussion and Analysis or Plan of Operations.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's Form 10-KSB for the year ended December 31, 2000.

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at March 31, 2001.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.


RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:
                                                     For the Three Months
                                                        Ended March 31
                                                   _________________________
                                                       2001          2000
                                                   ___________   ___________
                                                          (unaudited)
Revenues . . . . . . . . . . . . . . . . . . . . . $   143,293   $   213,691

Cost of goods sold . . . . . . . . . . . . . . . .     107,557       140,673

General and administrative expenses. . . . . . . .     111,769       162,139

Depreciation and amortization . . .  . . . . . . .      30,044        33,040

Interest expense . . . . . . . . . . . . . . . . .       8,089         5,968

Other income . . . . . . . . . . . . . . . . . . .       4,363           -
                                                   ___________   ___________

Net loss . . . . . . . . . . . . . . . . . . . . . $  (109,803)  $  (128,129)
                                                   ___________   ___________

Net income (loss) per share. . . . . . . . . . . . $      (.01)  $      (.02)
                                                   ___________   ___________

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH 2000

Revenues decreased approximately $70,000, or approximately 33%, from $213,000 for the three months ended March 31, 2000 ("2000") to $143,000 for the three months ended March 31, 2001 ("2001"). The decrease in revenues was primarily the result of a decrease in the subscriber base which occurred due to a lack of inventory. The total number of subscribers decreased by 700 since March 31, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2001 and management's efforts were concentrated on the filing requirements imposed by the SEC.

Cost of revenues, which consist primarily of cost of pagers and service, rent and maintenance expenses, decreased approximately $33,000, or approximately 24%, from $141,000 in 2000 to $108,000 in 2001. This decrease was attributable to the lack of inventory as noted above and a reduction in cost of pagers sold and telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $50,000 from $162,000 in 2000 to $112,000 in 2001. The decrease in general and administrative expenses is attributable to a decrease in professional and consulting fees associated with SEC reporting requirements. Also, there was a decrease in salaries paid as the Company attempted to offset the reduction in revenues.

Depreciation and amortization expense decreased approximately $3,000 from $33,000 in 2000 to $30,000 in 2001. The decrease in depreciation and amortization expense resulted from portions of the subscriber ber equipment and other capitalized assets becoming fully depreciated in 2000.

Interest expense increased approximately $2,000 from $6,000 in 2000 to $8,000 in 2001. Interest expense increased due to higher average debt balances outstanding during 2001. Average debt balances were greater in 2001 than in 2000 as a result of stockholder debt incurred related to working capital requirements.

The Company's net loss decreased approximately $18,000 from $128,000 in 2000 to $110,000 in 2001. The decrease in net loss was primarily the result of cost saving measures implemented by the Company in an attempt to offset the decrease in the subscriber base and the resulting decrease in revenues. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA increased approximately $17,000 from $(89,000) in 2000 to $(72,000) in 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the
Company for the periods indicated.
                                                     For the Three Months
                                                        Ended March 31
                                                   _________________________
                                                       2001          2000
                                                   ___________   ___________
                                                          (unaudited)
Net cash used in operating activities              $  (15,262)   $   (7,198)


Net cash provided by (used in) investing activities    26,000        (1,433)

Net cash provided by (used in) financing activities   (24,691)        7,517

For the three months ended March 31, 2001, the Company's cash used in operating activities increased by approximately $8,000 from $7,000 for the three months ended March 31, 2000 to $15,000 for the three months ended March 31, 2001. The increase in cash used in operating activities was primarily the result of a net decrease in accounts receivable and inventory as of March 31, 2001 compared to March 31, 2000.

Net cash provided by (used in) investing activities increased approximately $27,00 from $(1,000) for the three months ended March 31, 2000 to $26,000 for the three months ended March 31, 2001. The increase in net cash provided by (used in) investing activities was the result of a decrease in purchases of property and equipment and proceeds received from sale of assets. Capital expenditures were approximately $1,400 for the three months ended March 31, 2000.

Net cash provided by (used in) financing activities decreased approximately $(32,000) from $8,000 for the three months ended March 31, 2000 to $(24,000) for the three months ended March 31, 2001. The decrease was primarily the result of repayment of long-term debt associated with the assets that were sold.


Long-Term Debt

Borrowings and repayments from banks. During the three months ended March 31, 2001, the Company decreased its borrowings from banks by $234,000 from March 31, 2000. This resulted primarily due to the forgiveness of an outstanding note owed to a company during the fourth quarter of 2000 and repayment of debt that was owed on assets sold during 2001. At March 31, 2001, approximately $91,000 was outstanding to various banks.

Stockholder note. During the three months ended March 31, 2000, the Company received a stockholder note totaling $19,500 which bears interest at 8.00%. There is also a stockholder note outstanding for the three months ended March 31, 2001, which requires a monthly payment of $2,800 through October 2014. Additional principal payments will be made as cash flow becomes available. At March 31, 2001, there was approximately $337,000 outstanding on stockholder notes.


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

          None


Item 3.   Defaults upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the security holders of the Company during its quarter ended March 31, 2001.

Item 5.   Other Information.

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

          None.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                         Communitronics of America, Inc.

    June 8, 2001              By: /s/ David R. Pressler
  ----------------               -----------------------------------
                              David R. Pressler
                              President, Chief Executive Officer and
                              Principal Financial Officer