Form 10QSB
period 2001-06-30
COMMUNITRONICS OF AMERICA INC
filed 2001-08-13
CIK 1077385

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


     Check whether the issuer: (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 9,673,936 shares.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                               Table of Contents



Consolidated Balance Sheets                                         3-4

Consolidated Statements of Operations                               5

Consolidated Statements of Cash Flows                               6

Consolidated Statements of Stockholders' Equity                     7

Part 1

  Item 1.  Notes to Consolidated Financial Statements               8

  Item 2.  Management's Discussion and Analysis or
           Plan of Operations                                       8-14

Part II - Other Information                                         15

Signature                                                           16

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                          Consolidated Balance Sheets

                                                   June 30     December 31
                                                    2001          2000
                                                 (Unaudited)    (Audited)
                                                 -----------   -----------
                              Assets
Current assets
  Cash                                           $    42,032   $    23,277
  Accounts receivable - trade                         25,576        50,289
  Inventory                                           24,821        32,489
                                                 -----------   -----------
           Total current assets                       92,429       106,055

Property and equipment, at cost, net of
 accumulated depreciation                            564,977       644,234

Goodwill, net of accumulated amortization of
 $32,410 and $25,928 at June 30, 2001 and
 December 31, 2000, respectively                     226,865       233,347
Investment in network                                336,305       336,305
Deferred consulting charges                          303,750       303,750
Deposits                                               4,054         4,054
                                                 -----------   -----------

                                                 $ 1,528,380   $ 1,627,745
                                                 ===========   ===========

               Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt           $    42,138   $    51,786
  Bank overdraft                                      43,827           -
  Accounts payable - trade                           285,593       257,553
  Payroll and sales taxes payable                      3,968         8,313
                                                 -----------   -----------
            Total current liabilities                375,526       317,652

Long-term debt, less current maturities               47,569        67,711
Note payable to stockholder                          322,946       333,094
                                                 -----------   -----------
            Total liabilities                        746,041       718,457
                                                 -----------   -----------

Commitments and contingencies
                                                               (continued)


                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                    Consolidated Balance Sheets (continued)

                                                     June 30     December 31
                                                      2001          2000
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------

         Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 9,673,936 issued and outstanding at
   June 30, 2001, and 8,407,936 shares issued and
   outstanding at December 31, 2000                     96,739        84,079
  Additional paid-in capital                         1,636,968     1,824,081
  Accumulated deficit                                 (951,368)     (998,872)
                                                   -----------   -----------
           Total stockholders' equity                  782,339       909,288
                                                   -----------   -----------

                                                   $ 1,528,380   $ 1,627,745
                                                   ===========   ===========

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                     Consolidated Statements of Operations
                                 (Unaudited)

                                       For the Three Months                     For the Six Months
                                           Ended June 30                           Ended June 30
                                     2001                2000                2001                2000
                                 -----------         -----------         -----------         -----------

Revenues                         $   107,130         $   156,029         $   250,423         $   369,720
 Less cost of revenues               108,746              88,354             216,303             229,027
                                 -----------         -----------         -----------         -----------
     Gross profit                     (1,616)             67,675              34,120             140,693
                                 -----------         -----------         -----------         -----------

Operating expenses
 General and administrative          419,759             148,541             531,528             310,680
 Depreciation and amortization        30,043              31,163              60,087              64,203
                                 -----------         -----------         -----------         -----------
     Total operating expenses        449,802             179,704             591,615             374,883
                                 -----------         -----------         -----------         -----------

     Operating loss                 (451,418)           (112,029)           (557,495)           (234,190)
                                 -----------         -----------         -----------         -----------

Other income (expense)
 Rental income                         3,027                 -                 7,042                 -
 Gain on sale of assets              608,000                 -               608,348                 -
 Interest                             (2,302)             (9,924)            (10,391)            (15,892)
                                 -----------         -----------         -----------         -----------
                                     608,725               9,924             604,999              15,892
                                 -----------         -----------         -----------         -----------

     Net income (loss)           $   157,307          $ (121,953)        $    47,504         $  (250,082)
                                 ===========         ===========         ===========         ===========

Net loss per share               $      0.02          $    (0.02)        $      0.01         $     (0.03)
                                 ===========         ===========         ===========         ===========


                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                            For the Six Months
                                                                               Ended June 30
                                                                           2001            2000

                                                                       -------------   -------------
Operating activities
 Net income (loss)                                                     $      47,504   $    (250,082)
                                                                       -------------   -------------
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation and amortization                                             60,087          64,203
    Gain on sale of assets                                                  (608,348)            -
     Issuance of common stock for services                                  (174,453)            -
    (Increase) decrease in
       Accounts receivable                                                    24,713          13,741
       Inventory                                                               7,668          26,472
    Increase (decrease) in
       Accounts payable                                                       28,040         136,407
       Bank overdraft                                                         43,827             -
       Accrued expenses                                                       (4,345)            974
                                                                       -------------   -------------
          Total adjustments                                                 (622,811)        241,797
                                                                       -------------   -------------
          Net cash used in operating activities                             (575,307)         (8,285)
                                                                       -------------   -------------

Investing activities
 Purchase of property and equipment                                              -            (2,522)
 Proceeds from sale of assets                                                634,000             -
                                                                       -------------   -------------
          Net cash provided by (used in) investing activities                634,000          (2,522)
                                                                       -------------   -------------

Financing activities
 Proceeds (repayments) from stockholder loans                                (10,148)         13,237
 Borrowing of long-term debt                                                     -            13,800
 Repayments of long-term debt                                                (29,790)        (15,325)
                                                                       -------------   -------------
          Net cash provided by (used in) financing activities                (39,938)         11,712
                                                                       -------------   -------------

          Increase in cash                                                    18,755             905

Cash
 Beginning of period                                                          23,277           4,943
                                                                       -------------   -------------

 End of period                                                         $      42,032   $       5,848
                                                                       =============   =============



                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                     For the Six Months Ended June 30, 2001
                                 (Unaudited)

                                                    Additional
                                      Common         Paid-in          Accum.       Stockholders'
                                      Stock          Capital        (Deficit)         Equity
                                   ------------    ------------    ------------    ------------
Balance, December 31, 2000         $     84,079    $  1,824,081    $   (998,872)   $    909,288

 Issuance of 1,266,000 shares
  of common stock                        12,660        (187,113)            -          (174,453)

 Net income                                 -               -            47,504          47,504
                                   ------------    ------------    ------------    ------------


Balance, June 30, 2001             $     96,739    $  1,636,968    $   (951,368)   $    782,339
                                   ============    ============    ============    ============


Item 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the six months ended June 30, 2001 and 2000, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at June 30, 2001.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

The Company's revenues have decreased by approximately 31% to $107,000 for the three month period ended June 30, 2001, compared to $156,000 for the three month period ended June 30, 2000. The Company's revenues have decreased by approximately 32% to $250,000 for the six month period ended June 30, 2001, compared to $370,000 for the six month period ended June 30, 2000. Overall, subscribers have decreased by approximately 1,500 or approximately 34% to 2,800 at June 30, 2001, from 4,300 at June 30, 2000. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of cash flow and available inventory in 2001, and management's efforts were concentrated on raising new capital during this time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and six month periods ended June 30, 2001, the Company had no capital expenditures. For the six months ended June 30, 2000, capital expenditures were funded through cash generated from operations.

For the remainder of 2001 and throughout the year 2002, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

     --   Managing capital requirements and increasing free cash flow by:

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

     -- Managing and lowering operating costs through cost containment initiatives;

     -- Maximizing internal growth potential by continuing to broaden the Company's distribution network and expanding target markets to capitalize on the growing appeal of messaging and other wireless products; and

     --   Completing the integration of the operations of its acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                 Three Months Ended             Six Months Ended
                                                       June 30                       June 30
                                             --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
                                                     (unaudited)                   (unaudited)

Revenues . . . . . . . . . . . . . . . . .   $   107,130    $   156,029    $   250,423    $   369,720

Cost of revenues . . . . . . . . . . . . .       108,746         88,354        216,303        229,027

General and administrative expenses. . . .       419,759        148,541        531,528        310,680

Depreciation and amortization. . . . . . .        30,043         31,163         60,087         64,203

Other income . . . . . . . . . . . . . . .       611,027            -          615,390        229,027

Interest . . . . . . . . . . . . . . . . .         2,302          9,924         10,391         15,892
                                             -----------    -----------    -----------    -----------
Net income (loss). . . . . . . . . . . . .   $   157,307    $  (121,953)   $    47,504    $  (250,082)
                                             ===========    ===========    ===========    ===========
Net income (loss) per share. . . . . . . .   $       .02    $      (.02)   $       .01    $      (.03)


The definitions below will be helpful in understanding the discussion of the Company's results of operations.

     -- Service, rent and maintenance revenues include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

     -- ARPU means average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period.

     -- Service, rent and maintenance expenses include costs related to the management, operation and maintenance of the Company's network systems and customer support centers.

     -- General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

Revenues decreased approximately $49,000, or approximately 31%, from $156,000 for the three months ended June 30, 2000 ("2000") to $107,000 for the three months ended June 30, 2001 ("2001"). The decrease in revenues was primarily the result of a lack of inventory due to operating constraints. The company just recently had its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,500 since June 30, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of cash flow and resulting inventory in 2001.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, increased approximately $20,000 or 23% from $88,000 in 2000 to $108,000 in 2001. This increase was attributable to higher prices paid for pagers and increases in telephone costs and tower site rents offset by a reduction in personnel expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $271,000 from $149,000 in 2000 to $420,000 in 2001. The increase in general and administrative expenses is attributable to consulting fees, professional fees and travel costs associated with capital raising efforts during 2001.

Depreciation and amortization expense decreased approximately $1,000 from $31,000 in 2000 to $30,000 in 2000. The decrease in depreciation and amortization expense resulted primarily from disposals of property and equipment during 2001.

Interest expense decreased approximately $8,000 from $10,000 in 2000 to $2,000 in 2001. Interest expense decreased due to lower average debt balances outstanding during 2001. Average debt balances were $226,000 lower in 2001 than in 2000 as a result of debt forgiveness incurred during the fourth quarter of 2000.

The Company's net income increased approximately $279,000 from $(121,000) in 2000 to $158,000 in 2001. The increase in net income was primarily the result of the gain recognized from the sale of assets during 2001. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA increased approximately $271,000 from $(81,000) in 2000 to $190,000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

Revenues decreased approximately $119,000, or approximately 32%, from $370,000 for the six months ended June 30, 2000 ("2000") to $251,000 for the six months ended June 30, 2001 ("2001"). The decrease in revenues was primarily the result of a lack of capital and inventory due to operating constraints. The company just recently had its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,500 since June 30, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of capital and inventory in 2000 and management's efforts were concentrated on complying with all SEC reporting requirements and raising capital.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $13,000 or 6.0% from $229,000 in 2000 to $216,000 in 2001. This decrease was attributable to a reduction in the number of pagers sold and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $221,000 from $311,000 in 2000 to $532,000 in 2001. The increase in general and administrative expenses is attributable to consulting services and professional fees related to capital raising efforts since the company's stock began trading after the de-listing.

Depreciation and amortization expense decreased approximately $4,000 from $64,000 in 2000 to $60,000 in 2001. The decrease in depreciation and amortization expense resulted primarily from the sale of property and equipment during 2000.

Interest expense increased approximately $6,000 from $16,000 in 2000 to $10,000 in 2000. Interest expense decreased due to lower average debt balances outstanding during 2001. Average debt balances were $226,000 less in 2001 than in 2000 as a result of forgiveness of debt which occurred during the fourth quarter of 2000.

The Company's net income increased approximately $298,000 from $(250,000) in 2000 to $48,000 in 2001. The increase in net income was primarily the result of the gain recognized on the sale of assets during 2001. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA increased approximately $288,000 from $(170,000) in 2000 to $118,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                         Six months ended
                                                             June 30
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------
                                                           (unaudited)

Net cash used in operating activities                $  (575,307) $   (8,285)

Net cash provided by (used in) investing activities      634,000      (2,522)

Net cash provided by (used in) financing activities      (39,938)     11,712

For the six months ended June 30, 2001, the Company's cash used in operating activities increased by approximately $567,000 from $8,000 for the six months ended June 30, 2000, to $575,000 for the six months ended June 30, 2001. The increase in cash used in operating activities was primarily the result of the increase in consulting services and professional fees associated with capital raising efforts in 2001.

Net cash provided by investing activities increased approximately $637,000 from $(3,000) for the six months ended June 30, 2000 to $634,000 for the six months ended June 30, 2001. The increase in net cash provided by investing activities was primarily the result of a decrease in purchases of property and equipment and the proceeds received from the sale of assets. Capital expenditures were approximately $-0- and $163,000 for the six months ended June 30, 2001 and 2000, respectively. Total capital expenditures for fiscal year 2001 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2001 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash used in financing activities increased approximately $52,000 from $(12,000) for the six months ended June 30, 2000 to $40,000 for the six months ended June 30, 2001. The increase was primarily the result of payments made on stockholder loans and long-term debt.

Long-Term Debt

Borrowings and repayments from banks. During the six months ended June 30, 2001, the Company did not increase its borrowings from banks. At June 30, 2001, $90,000 was outstanding to various banks.

Stockholder note. The Company will begin making principal payments as cash flow becomes available. At June 30, 2001, there was $323,000 outstanding on stockholder notes.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the security holders of the Company during its quarter ended June 30, 2001.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          None

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                              Communitronics of America, Inc.

    August 10, 2001                By: /S/ DAVID R. PRESSLER
                                   ----------------------------------------
                                   David R. Pressler
                                   President, Chief Executive Officer and
                                   Principal Financial Officer