Form 10QSB
period 2001-09-30
COMMUNITRONICS OF AMERICA INC
filed 2001-11-14
CIK 1077385

                                 United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                               Table of Contents



Consolidated Balance Sheets                                            3-4

Consolidated Statements of Operations                                   5

Consolidated Statements of Cash Flows                                   6

Consolidated Statements of Stockholders' Equity                         7

Part I

  Item 1.  Notes to Consolidated Financial Statements                   8

  Item 2.  Management's Discussion and Analysis or
           Plan of Operations                                          8-13

Part II - Other Information                                             14

Signature                                                               15

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                          Consolidated Balance Sheets

                                                               September 30  December 31
                                                                  2001          2000
                                                               (Unaudited)    (Audited)
                                                               ___________   ___________
                              Assets
Current assets
   Cash                                                        $        -    $    23,277
   Accounts receivable - trade                                      44,497        50,289
   Inventory                                                        26,835        32,489
                                                               ___________   ___________
     Total current assets                                           71,332       106,055

Property and equipment, at cost, net of
 accumulated depreciation                                          538,174       644,234

Goodwill, net of accumulated depreciation of
 $35,651 and $25,928 at September 30, 2001 and
 December 31, 2000, respectively                                   223,624       233,347
Investment in network                                              336,305       336,305
Deferred consulting charges                                        303,750       303,750
Deposits                                                             4,054         4,054
                                                               ___________   ___________

                                                               $ 1,477,239   $ 1,627,745
                                                               ===========   ===========

               Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of long-term debt                        $    40,357   $    51,786
   Bank overdraft                                                   54,842            -
   Accounts payable - trade                                        326,848       257,553
   Payroll and sales taxes payable                                     727         8,313
                                                               ___________   ___________
     Total current liabilities                                     422,774       317,652

Long-term debt, less current maturities                             43,568        67,711
Note payable to stockholder                                        314,370       333,094
                                                               ___________   ___________
     Total liabilities                                             780,712       718,457
                                                               ___________   ___________
Commitments and contingencies

                                                                            (continued)

                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                    Consolidated Balance Sheets (continued)

                                                               September 30  December 31
                                                                  2001          2000
                                                               (Unaudited)    (Audited)
                                                               ___________   ___________
         Liabilities and Stockholders' Equity (continued)

Stockholders' equity
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 9,673,936 shares issued and outstanding at
    September 30, 2001, and 8,407,936 issued and
    outstanding at December 31, 2000                                96,739        84,079
   Additional paid-in capital                                    1,636,968     1,824,081
   Accumulated deficit                                          (1,037,180)     (998,872)
                                                               ___________   ___________
     Total stockholders' equity                                    696,527       909,288
                                                               ___________   ___________

                                                               $ 1,477,239   $ 1,627,745
                                                               ===========   ===========


                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                     Consolidated Statements of Operations
                                 (Unaudited)


                                       For the Three Months          For the Nine Months
                                        Ended September 30            Ended September 30
                                        2001           2000           2001           2000
                                    ___________    ___________    ___________    ___________
Revenues                            $   104,273    $   149,213    $   354,696    $   518,933
  Less cost of revenues                  43,611        102,777        259,914        331,804
                                    ___________    ___________    ___________    ___________
     Gross profit                        60,662         46,436         94,782        187,129
                                    ___________    ___________    ___________    ___________

Operating expenses
  General and administrative            114,861         50,899        646,389        361,579
  Depreciation and amortization          30,044         32,101         90,131         96,304
                                    ___________    ___________    ___________    ___________
     Total operating expenses           144,905         83,000        736,520        457,883
                                    ___________    ___________    ___________    ___________

     Operating income (loss)            (84,243)       (36,564)      (641,738)      (270,754)
                                    ___________    ___________    ___________    ___________

Other income (expense)
  Rental income                             923             -           7,965             -
  Gain on sale of assets                     -              -         608,348             -
  Interest                               (2,492)        (8,366)       (12,883)       (24,258)
                                    ___________    ___________    ___________    ___________
                                         (1,569)        (8,366)       603,430        (24,258)
                                    ___________    ___________    ___________    ___________

     Net loss                       $   (85,812)   $   (44,930)   $   (38,308)   $  (295,012)
                                    ===========    ===========    ===========    ===========

Net loss per share (note 10)        $     (0.01)   $    (0.006)   $    (0.004)   $     (0.04)
                                    ===========    ===========    ===========    ===========


                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                     For the Nine Months
                                                                     Ended September 30
                                                                     2001          2000
                                                                  ___________   ___________
Operating activities
 Net loss                                                         $   (38,308)  $  (295,012)
                                                                  ___________   ___________
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                      90,131        96,304
    Gain on sale of assets                                           (608,348)           -
    Issuance of common stock for services                            (174,453)           -
    (Increase) decrease in
      Accounts receivable                                               5,792        14,556
      Inventory                                                         5,654         8,818
    Increase (decrease) in
      Bank overdraft                                                   54,842            -
      Accounts payable                                                 69,295       105,055
      Accrued expenses                                                 (7,586)       (8,093)
                                                                  ___________   ___________
        Total adjustments                                            (564,673)      368,640
                                                                  ___________   ___________
        Net cash provided by (used in) operating activities          (602,981)       73,628
                                                                  ___________   ___________

Investing activities
 Proceeds from sale of assets                                         634,000            -
 Purchase of property and equipment                                        -         (2,522)
                                                                  ___________   ___________
        Net cash provided by (used in) investing activities           634,000        (2,522)
                                                                  ___________   ___________

Financing activities
 Proceeds from (repayments of) stockholder loans                      (18,724)        7,718
 Repayments of long-term debt                                         (35,572)      (17,235)
                                                                  ___________   ___________
        Net cash used in financing activities                         (54,296)       (9,517)
                                                                  ___________   ___________

        Increase (decrease) in cash                                   (23,277)       61,589

Cash
 Beginning of period                                                   23,277         4,943
                                                                  ___________   ___________

 End of period                                                    $        -    $    66,532
                                                                  ===========   ===========


                        COMMUNITRONICS OF AMERICA, INC.
                               and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                 For the Nine Months Ended September 30, 2001
                                 (Unaudited)


                                                     Additional
                                       Common         Paid-in          Accum.       Stockholders'
                                       Stock          Capital        (Deficit)         Equity
                                    ____________    ____________    ____________    ____________

Balance, December 31, 2000          $     84,079    $  1,824,081    $   (998,872)   $    909,288

   Issuance of 1,266,000 shares
    of common stock                       12,660        (187,113)             -         (174,453)

   Net loss                                   -               -          (38,308)        (38,308)
                                    ____________    ____________    ____________    ____________


Balance, September 30, 2001         $     96,739    $  1,636,968    $ (1,037,180)   $    696,527
                                    ============    ============    ============    ============


Item 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the nine months ended September 30, 2001 and 2000, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at September 30, 2001.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2001

The Company's total revenues have decreased by approximately 30.1% to $104,000 for the three month period ended September 30, 2001 compared to $149,000 for the three month period ended September 30, 2000. The Company's total revenues have decreased by approximately 31.7% to $355,000 for the nine month period ended September 30, 2001 compared to $519,000 for the nine month period ended September 30, 2000. Overall, subscribers have decreased by approximately 1,000 or approximately 26% to 2,800 at September 30, 2001 from 3,800 at September 30, 2000. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 2001 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and nine month periods ended September 30, 2001, there were no capital expenditures due to a lack of cash flow.

For the remainder of 2001 and throughout the year 2002, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

   -   Managing capital requirements and increasing free cash flow by:

       - increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than standard messaging or paging services; and

       - further increasing the utilization of the southeast network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                  For the Three Months          For the Nine Months
                                                  Ended September 30            Ended September 30
                                               __________________________    __________________________
                                                  2001           2000           2001           2000
                                               ___________    ___________    ___________    ___________
                                                       (unaudited)                   (unaudited)

Revenues . . . . . . . . . . . . . . . . . .   $   104,273    $   149,213    $   354,696    $   518,933

Cost of revenues . . . . . . . . . . . . . .        43,611        102,777        259,914        331,804

General and administrative expenses. . . . .       114,861         50,899        646,389        361,579

Depreciation and amortization. . . . . . . .        30,044         32,101         90,131         96,304

Other income . . . . . . . . . . . . . . . .           923             -         616,313             -

Interest . . . . . . . . . . . . . . . . . .         2,492          8,366         12,883         24,258
                                               ___________    ___________    ___________    ___________

Net income (loss). . . . . . . . . . . . . .   $   (85,812)   $   (44,930)   $   (38,308)   $  (295,012)
                                               ===========    ===========    ===========    ===========

Net income (loss) per share. . . . . . . . .   $      (.01)   $     (.006)   $     (.004)   $      (.04)


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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

Revenues decreased approximately $45,000, or approximately 30.1%, from $149,000 for the three months ended September 30, 2000 ("2000") to $104,000 for the three months ended September 30, 2001 ("2001"). The decrease in revenues was primarily the result of a decrease in products available for resale and normal attrition of the customer base. The company is trying to raise capital and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,000 since September 30, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2001.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $59,000 or 57.6% from $103,000 in 2000 to $44,000 in 2001. This decrease was attributable to a lack of pager inventory and decreases in telephone costs and personnel expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $64,000 from $51,000 in 2000 to $115,000 in 2001. The increase in general and administrative expenses is attributable to an increase in consulting fees, professional fees and travel during the third quarter of 2001 which came from capital raising efforts.

Depreciation and amortization expense decreased approximately $2,000 from $32,000 in 2000 to $30,000 in 2001.

Interest expense decreased approximately $6,000 from $8,000 in 2000 to $2,000 in 2001. Interest expense decreased due to lower average debt balances outstanding during 2001. Average debt balances were greater in 2000 than in 2001 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $41,000 from $45,000 in 2000 to $86,000 in 2001. The increase in net loss was primarily the result of the increase in consulting and professional fees as discussed above.. The Company expects net losses to decrease in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

Revenues decreased approximately $164,000, or approximately 31.7%, from $519,000 for the nine months ended September 30, 2000 ("2000") to $355,000 for the nine months ended September 30, 2001 ("2001"). The decrease in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,000 since September 30, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2001 and management's efforts were concentrated on capital raising efforts.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $72,000 or 21.7% from $332,000 in 2000 to $260,000 in 2001. This decrease was primarily attributable to a decrease in available inventory and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses increased approximately $285,000 from $362,000 in 2000 to $647,000 in 2001. The increase in general and administrative expenses is attributable to an increase in consulting fees, professional services and travel during 2001 which were related to capital raising efforts.

Depreciation and amortization expense decreased approximately $6,000 from $96,000 in 2000 to $90,000 in 2001.

Interest expense decreased approximately $11,000 from $24,000 in 2000 to $13,000 in 2001. Interest expense decreased due to higher average debt balances outstanding during 2000. Average debt balances were $100,000 greater in 2000 than in 2001 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss decreased approximately $257,000 from $295,000 in 2000 to $38,000 in 2001. The decrease in net loss was primarily the result of the gain recognized on the sale of certain frequencies and other assets e and offset by an increase in consulting fees and professional services. The Company expects net losses to decrease in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                               Nine months ended
                                                                 September 30
                                                           __________________________
                                                              2001           2000
                                                           ___________    ___________
                                                                  (unaudited)

Net cash provided by (used in) operating activities        $  (602,981)   $    73,628

Net cash provided by (used in) investing activities            634,000         (2,522)

Net cash used in financing activities                          (54,296)        (9,517)


For the nine months ended September 30, 2001, the Company's cash provided by operating activities decreased by approximately $677,000 from $74,000 for the nine months ended September 30, 2000 to $(603,000) for the nine months ended September 30, 2001. The decrease in cash provided by operating activities was primarily the result of the increase in consulting services and professional fees related to capital raising efforts and the decrease in revenues noted above.

Net cash provided by investing activities increased approximately $637,000 from $(3,000) for the nine months ended September 30, 2000 to $634,000 for the nine months ended September 30, 2001. The increase in net cash provided by investing activities was primarily the result of the sale of certain 800 MHz frequencies owned by the Company in the New Orleans, Louisiana area. Total capital expenditures for fiscal year 2001 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2001 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash used in financing activities increased approximately $45,000 from $10,000 for the nine months ended September 30, 2000 to $55,000 for the nine months ended September 30, 2001. The increase was primarily the result of payments made on stockholder loans and other long-term debt.

Long-Term Debt

Borrowings and repayments from banks. During the nine months ended September 30, 2001, the Company did not increased its borrowings from banks. At September 30, 2001, $84,000 was outstanding to various banks.

Stockholder note. During the nine months ended September 30, 2000, the Company received a stockholder note totaling $14,000 which bears interest at 8.00%. The Company will begin making principal payments as cash flow becomes available. At September 30, 2001, there was $314,000 outstanding on stockholder notes.


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

       None

Item 3.   Defaults upon Senior Securities

       None

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 2001.

Item 5.   Other Information.

       Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

       None

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                              Communitronics of America, Inc.

       November 13, 2001                  /S/ DAVID R. PRESSLER
     _____________________         By: ___________________________________
                                       David R. Pressler
                                       President, Chief Executive Officer and
                                       Principal Financial Officer