Form 10QSB/A
period 2001-09-30
COMMUNITRONICS OF AMERICA INC
filed 2001-12-06
CIK 1077385

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 14, 2001, there were 19,551,931 shares outstanding.

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

      Dispute $56,000.00 judgement on going.


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

Date:                              Communitronics of America, Inc.

       December 6, 2001                  /S/ DAVID R. PRESSLER
     _____________________         By: ___________________________________
                                       David R. Pressler
                                       President, Chief Executive Officer and
                                       Principal Financial Officer