Form 10KSB
period 2001-12-31
COMMUNITRONICS OF AMERICA INC
filed 2002-05-17
CIK 1077385

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended December 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


Commission File Number:   0-27067

                      COMMUNITRONICS OF AMERICA, INC.
               (Name of Small Business Issuer in its charter)

                 Utah                                  87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               27955 Highway 98, Suite WW, Daphne, Alabama 36526
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (251) 625-6427


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2001 were $ 471,036.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of
                   , was $           based on an estimated         shares held
by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 2001, was 9,673,936 shares.

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

Employees

  At December 31, 2001, Communitronics employed 15 people, of which 13 were full- time. Most of these individuals were in sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.


------------------------------------------------------------------------------
Item 2.  Description of Property
------------------------------------------------------------------------------

  Communitronics owns a transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 6 retail and office locations in its market areas, including its executive offices in Daphne, Alabama. Communitronics also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 16 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Communitronics is obligated to make total lease payments of approximately $100,000 under its office facility and tower site leases for year ending December 31, 2001. See Note 9 in the Notes to Consolidated Financial Statements.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2001.


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


     Year Ended December 31, 2000          High                 Low
     ----------------------------          ----                 ---

          1st Quarter                     $ 0.84375            $ 0.265625
          2nd Quarter                       0.75                 0.265625
          3rd Quarter                       1.109375             0.1875
          4th Quarter                       0.25                 0.03125

     Year Ended December 31, 2001          High                 Low
     ----------------------------          ----                 ---

          1st Quarter                     $ 0.65               $ 0.08
          2nd Quarter                       1.10                  .30
          3rd Quarter                       0.52                  .07
          4th Quarter                       0.19                  .025

  As of December 31, 2001, 9,673,936 shares of common stock were outstanding. Also as of December 31, 2001, there were 506 holders of record of the Common Stock based upon information furnished by Progressive Transfer Company, Salt Lake City, Utah, the transfer agent for the Common Stock.

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

                                                    2001          2000
                                                 -----------   -----------
Revenues . . . . . . . . . . . . . . . . . . .   $   471,036   $   654,877

Cost of revenues . . . . . . . . . . . . . . .       248,867       340,740

General and administrative expenses. . . . . .       941,619       633,797

Non-recurring charges. . . . . . . . . . . . .            -             -

Depreciation and amortization. . . . . . . . .       120,172       128,211

Other income . . . . . . . . . . . . . . . . .       608,348       152,430

Interest . . . . . . . . . . . . . . . . . . .        44,158        46,020

Gain on early extinguishment of debt . . . . .            -        216,000
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (275,432)  $  (125,461)
                                                 ===========   ===========

Net income (loss) per share. . . . . . . . . .   $      (.03)  $      (.02)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (111,102)  $  (259,270)
                                                 ===========   ===========

Pagers in service at end of year . . . . . . .         2,049         2,800
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $ 1,422,689   $ 1,627,745
                                                 ===========   ===========

Long-term debt . . . . . . . . . . . . . . . .   $   392,921   $   452,591
                                                 ===========   ===========
___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA is a standard measure of financial performance in paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA may not be comparable to similarly titled measures reported by other companies.


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

  The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,049 subscribers to its message paging and information delivery services at December 31, 2001.

  The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.


Acquisitions and Disposals

  None


Results of Operations for the years ended December 31, 2001 and 2000

  Revenues: Revenues decreased approximately $184,000, or approximately 28.1%, from $654,877 for the year ended December 31, 2000 ("2000") to $471,036 for the year ended December 31, 2001 ("2001"). The decrease in revenues was primarily the result of a decrease in the number of products sold and normal attrition of paging customers. The total number of subscribers decreased by 751 since December 31, 2000. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2001 and management's efforts were concentrated on new acquisition possibilities at that time. The lack of inventory in 2001 was attributable to a lack of cash flow.

  Cost of revenues: Cost of revenues, which consist primarily of cost of pagers and service, rent and maintenance expenses, decreased approximately $92,000 or 27.0% from $340,740 in 2000 to $248,867 in 2001. The decrease is due to the fact that cash flow was not available to purchase additional inventory in 2001 to offset normal attrition and the reduced number of customers caused the additional decrease in costs. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

  General and Administrative Expenses: General and administrative expenses increased approximately $308,000 from $634,000 in 2000 to $942,000 in 2001.
The increase in general and administrative expenses is attributable to costs associated with acquisitions and additional reporting requirements which require additional personnel costs and professional fees and with consulting and professional fees associated with capital seeking efforts.

  Depreciation and Amortization Expense: Depreciation and amortization expense decreased approximately $8,000 from $128,000 in 2000 to $120,000 in 2001. The increase was primarily the result of depreciation expense on transmission equipment and other capitalized assets and amortization of goodwill.

  Interest Expense: Interest expense decreased approximately $2,000 from $46,000 in 2000 to $44,000 in 2001. Interest expense decreased due to lower average debt balances outstanding during 2001. Average debt balances were lower in 2001 than in 2000 as a result of the inability of the company to acquire additional debt.

  Net Loss: The Company's net loss increased approximately $150,000 from $125,000 in 2000 to $275,000 in 2001. The increase in net loss was primarily the result of the increased general and administrative expenses of the company and the decrease in revenue as noted above. The Company expects net losses to decrease in future periods.


Financial Condition

  For the year ended December 31, 2001, the Company's cash used in operating activities increased by approximately $428,000 from $166,000 in 2000 to $594,000 in 2000. The increase in cash used in operating activities was primarily the result of the increase in professional services and consulting agreements and issuing stock for consulting services as of December 31, 2001 compared to December 31, 2000, which net increase was a result of higher operating expenses between periods.

  Net provided by (used in) investing activities increased approximately $489,000 from $145,000 for the year ended December 31, 2000 to $634,000 for the year ended December 31, 2000. The increase in net cash provided by investing activities was primarily the result of proceeds received from sale of fixed assets and a decrease in purchases of property and equipment.

  Net cash provided by (used in) financing activities decreased approximately $98,000 from $38,000 for the year ended December 31, 2000 to ($60,000) for the year ended December 31, 2001. The decrease was primarily the result of the Company not incurring significant new long-term borrowings during 2001.


------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2001 and 2000.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  During the year ended December 31, 2001, the company changed accountants. The change was not related to any disagreements with the accountants on accounting and financial disclosure.


                                 PART III

------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

     The directors and executive officers currently serving on the Company are as follows:

      NAME               AGE         POSITION HELD                    SINCE
     ------             -----       ---------------                  -------

David R. Pressler        54         Chairman of the Board,             1998
                                    Director, Chief Executive
                                    Officer and President

F. Wesley Middleton      33         Director, Financial Consultant     2001


James H. Flanagan        70         Director                           1998


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

  Mr. Middleton became a director and a financial consultant and Secretary of the Company on December 1, 2001. Mr. Middleton is a Certified Public Accountant and has served as financial consultant and advisor for several companies in the area. Mr. Middleton received a business administration degree from the University of New York in 1993.

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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal years ended December 31, 2001. David R. Pressler, the President of the Company, received compensation of approximately $24,000 in 2001.

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
P.O. Box 222
Bowling Green Station
New York, New York 10274
___________________________

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


------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

  In connection with the reorganization of the Company in October 1998 and the acquisition of Communitronics, Inc. and its subsidiaries, David R. Pressler, a director and President of the Company, received 4,715,500 shares of Common Stock of the Company, valued at $0.10 per share, for 100% of his shares of Communitronics, Inc.; and Sam Mastrull, a former director and Chief Financial Officer of the Company, received 116,500 shares of Common Stock of the Company, valued at $0.10 per share, for 100% of his shares of Communitronics, Inc. The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

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

  At December 31, 2001, the Company had a note payable to David R. Pressler, a director, President and majority stockholder of the Company with a balance of $317,203. The note bears interest at 6.25% and is due on December 31, 2003.


                                    PART IV

------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Communitronics filed no reports on Form 8-K during the fourth quarter of year ended December 31, 2001.

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

     Consolidated Statements of Operations....................  F-5

     Consolidated Statements of Shareholders' Equity..........  F-6

     Consolidated Statements of Cash Flows....................  F-7

     Notes to Consolidated Financial Statements...............  F-9

             Report of Bryan & Company, P.C., Independent Auditors


We have audited the accompanying consolidated balance sheet of Communitronics of America, Inc. (a Utah corporation) (the "Company") and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Communitronics of America, Inc. as of December 31, 2000, were audited by other auditors whose report dated May 14, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communitronics of America, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the combined financial statements, the Company has experienced significant operating losses and declines in revenue. These conditions raise substantial doubt about their ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    /s/ Bryan & Company, P.C.

Houston, Texas
May 15, 2002

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                             Consolidated Balance Sheets


                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
                         Assets

Current assets
  Cash                                                    $     3,564    $    23,277
  Accounts receivable - trade                                  18,409         50,289
  Inventory                                                    24,850         32,489
                                                         ------------   ------------
           Total current assets                                46,823        106,055

Property and equipment, at cost, net of
 accumulated depreciation                                     511,374        644,234

Goodwill, net of accumulated amortization of
 $38,892 and $25,928 in 2000 and 1999, respectively           220,383        233,347
Investment in network                                         336,305        336,305
Deferred consulting charges                                   303,750        303,750
Deposits                                                        4,054          4,054
                                                         ------------   ------------

                                                         $  1,422,689   $  1,627,745
                                                         ============   ============
         Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt                   $     41,228   $     51,786
  Accounts payable - trade                                    343,378        257,553
  Payroll and sales taxes payable                              39,874          8,313
                                                         ------------   ------------
           Total current liabilities                          424,480        317,652

Long-term debt, less current maturities                        34,490         67,711
Note payable to stockholder                                   317,203        333,094
                                                         ------------   ------------
             Total liabilities                                776,173        718,457
                                                         ------------   ------------
Commitments and contingencies (notes 6,7 and 13)

                                                                         (continued)

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                       Consolidated Balance Sheets (continued)


                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------

     Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 9,673,936 shares issued and outstanding
   at December 31, 2000 and 8,407,936 shares issued
   and outstanding at December 31, 2000                        96,739         84,079
  Additional paid-in capital                                1,824,081      1,824,081
  Accumulated deficit                                      (1,274,304)      (998,872)
                                                         ------------   ------------
           Total stockholders' equity                         646,516        909,288
                                                         ------------   ------------

                                                         $  1,422,689   $  1,627,745
                                                         ============   ============


See accompanying notes to consolidated financial statements

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                        Consolidated Statements of Operations



                                                                 Years Ended
                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
Revenues                                                 $    471,036   $    654,877
  Less cost of revenues                                       248,867        340,740
                                                         ------------   ------------
     Gross profit                                             222,169        314,137
                                                         ------------   ------------

Operating expenses
  General and administrative                                  941,619        633,797
  Non-recurring expenses                                          -              -
  Depreciation and amortization                               120,172        128,211
                                                         ------------   ------------
  Total operating expenses                                  1,061,791        762,008
                                                         ------------   ------------

     Operating loss                                          (839,622)      (447,871)
                                                         ------------   ------------
Other income (expense)
  Gain on disposal of assets                                  608,348        150,389
  Other                                                           -            2,041
  Interest                                                    (44,158)       (46,020)
                                                         ------------   ------------
                                                              564,190        106,410
                                                         ------------   ------------

     Net loss before extraordinary item                      (275,432)      (341,461)

Extraordinary item
  Gain on early extinguishment of debt                            -          216,000
                                                         ------------   ------------

     Net loss                                            $   (275,432)  $   (125,461)
                                                         ============   ============

Net loss per share                                       $      (0.03)  $      (0.02)
                                                         ============   ============


See accompanying notes to consolidated financial statements

                                      COMMUNITRONICS OF AMERICA, INC.
                                   (Formerly Oneida General Corporation)
                                            and Subsidiaries

                              Consolidated Statements of Stockholders' Equity




                                                     Common       Additional      Retained
                                      Common         Stock         Paid-in        Earnings     Stockholders'
                                      Stock        Subscribed      Capital        (Deficit)       Equity
                                   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2000           $     79,229   $        -     $  1,722,837   $   (873,411)  $    928,655

  Issuance of 485,000 shares of
   common stock                           4,850            -          101,244            -          106,094
  Net loss                                  -              -              -         (125,461)      (125,461)
                                   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000               84,079            -        1,824,081       (998,872)       909,288

  Issuance of 1,266,000 shares of
   common stock                          12,660            -              -              -           12,660
  Net loss                                  -              -              -         (275,432)      (275,432)
                                   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001         $     96,739   $        -     $  1,824,081   $ (1,274,304)  $    646,516
                                   ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                        Consolidated Statements of Cash Flows

                                                                 Years Ended
                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
Operating activities
  Net loss                                               $   (275,432)  $   (125,461)
                                                         ------------   ------------
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                             120,172        128,211
    Gain on disposal of assets                               (608,348)      (150,389)
    Gain on early extinguishment of debt                          -         (216,000)
    Issuance of common stock for services                      12,660       (122,095)
    (Increase) decrease in
       Accounts receivable                                     31,880         20,921
       Inventory                                                7,639          8,013
    Increase (decrease) in
       Accounts payable                                        85,525         48,894
       Accrued expenses                                        31,561         (2,070)
                                                         ------------   ------------
          Total adjustments                                  (318,611)       (40,325)
                                                         ------------   ------------
          Net cash used in operating activities              (594,043)      (165,786)
                                                         ------------   ------------

Investing activities
  Purchases of property and equipment                             -          (21,722)
  Proceeds from sale of property and equipment                634,000        161,504
  (Loans to) repayments from stockholder                      (15,891)         5,574
                                                         ------------   ------------
          Net cash provided by (used in)
          investing activities                                (59,670)       145,356
                                                         ------------   ------------

Financing activities
  Proceeds from (repayments of) stockholder
   loans                                                          -           36,708
  Proceeds from long-term debt                                    -           19,200
  Repayments of long-term debt                                (43,779)       (17,144)
                                                         ------------   ------------
      Net cash (used) provided by financing
      activities                                              (59,670)        38,764
                                                         ------------   ------------

                                                                         (continued)

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                  Consolidated Statements of Cash Flows (continued)



                                                                 Years Ended
                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
      Increase (decrease) in cash                             (19,713)        18,334

Cash
  Beginning of year                                            23,277          4,943
                                                         ------------   ------------

  End of year                                            $      3,564   $     23,277
                                                         ============   ============


Supplemental disclosure of cash
 flow information:
  Cash paid during the year for interest                 $     31,420   $     46,020
                                                         ============   ============


See accompanying notes to consolidated financial statements

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

                   Notes to Consolidated Financial Statements
                          December 31, 2001 and 2000


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

Accounts receivable
-------------------

An allowance for doubtful accounts is computed based on specific receivables deemed uncollectible by management of the Company and historical experience. At December 31, 2001 and 2000, all receivables were deemed collectible.

Inventory
---------

Inventory, consisting primarily of certain types and brands pagers held for resale, is carried at the lower of cost or market.

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)
                          December 31, 2001 and 2000



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

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)
                          December 31, 2001 and 2000


Note 2 - Concentration of credit risk
-------------------------------------

The Company operates from locations in Daphne and Foley, Alabama, Metarie Louisiana and Gulfport and Pascagoula, Mississippi. The Company grants credit (accounts receivable) to customers, substantially all of whom are individuals, located in the vicinity of the operating locations. In order to reduce the credit risk relative to subscriber services, the Company requires all subscribers to execute a one-year service contract which allows the Company to charge a $200 fee upon early cancellation of service.

Note 3 - Property and equipment
-------------------------------

Property and equipment consists of the following:

                                                      December 31
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------
  Radio towers                                  $  464,003   $  464,003
  Transmission equipment                           753,694      844,596
  Computer equipment                               100,099      100,099
  Vehicles                                          45,269       45,269
  Furniture and fixtures                            33,932       33,932
                                                ----------   ----------
                                                 1,396,997    1,487,899
     Less accumulated depreciation                 885,623      843,665
                                                ----------   ----------

        Net property and equipment              $  511,374   $  644,234
                                                ==========   ==========

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

                        COMMUNITRONICS OF AMERICA, INC.
                     (Formerly Oneida General Corporation)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)
                          December 31, 2001 and 2000


Note 4 - Investment in network (continued)
------------------------------------------

Beepers and the Company operate on the same frequency and therefore pass each others traffic (paging customers). This investment enhanced the geographical coverage area of both companies. Also, as a result of the investment, Beepers Network, Inc. has granted an option to the Company to purchase Beepers Network, Inc. at a later undecided date on terms to be mutually agreed upon in the future. As of December 31, 2001 and 2000, the option had not been exercised and the balance of the investment totaled $336,305.

Note 5 - Deferred consulting charges
------------------------------------

In January 1999, the Company entered into an agreement with a firm to provide financial and public relations services beginning at such time as the Company became compliant with all U. S. Securities and Exchange Commission reporting requirements and reinstatement of the Company's stock to trading on the OTC Bulletin Board. The Company issued 150,000 shares to the firm which at the time of issuance were trading at $2.025. As of December 31, 2001 and 2000, no services have been provided under this agreement, none of the aspects of the agreement have expired and the balance remaining on the agreement totaled $303,750.

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

At December 31, 2001 and 2000, the original costs of intangible assets were fully amortized. The information relative to original costs and accumulated amortization at December 31, 2001 and 2000, was not available. Based on appraisals, the approximate fair market value of the certificates and licenses is in excess of $10,000,000 (unaudited).

                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                Notes to Consolidated Financial Statements (continued)
                              December 31, 2001 and 2000


Note 7 - Long-term debt
-----------------------

The Company's long-term debt consists of the following:

                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
  Union Planters Bank, 10%, 180 day note
  principal and interest due June 15, 2002,
  secured by real property                               $     17,938   $     15,755

  Union Planters Bank, 7%, 180-day note, principal
  and interest due June 15, 2002, secured by personal
  property                                                     13,218         20,035

  Union Planters Bank, 7.8%, due in equal monthly
  principal and interest installments of $708 through
  December 2003, secured by vehicle                               -           23,194

  Non-interest bearing note payable to a stockholder
  of Crescent Radio Electronics, Inc. (the predecessor
  company of Crescent Paging, Inc., a wholly-owned
  subsidiary of the Company), due in equal monthly principal
  installments of $600 through February 2004, unsecured         1,800          1,800



                           COMMUNITRONICS OF AMERICA, INC.
                        (Formerly Oneida General Corporation)
                                   and Subsidiaries

                Notes to Consolidated Financial Statements (continued)
                              December 31, 2001 and 2000


Note 7 - Long-term debt (continued)
-----------------------------------
                                                                 December 31
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
  Merit Leasing Corp., 38.75%, due in equal monthly
  principal and interest installments of $1,801 through
  April 2004, secured by equipment                             29,568         30,568

  Union Planters Bank, 10.17%, due in equal monthly
  principal and interest installments of $402 through
  June 2002, secured by accounts receivable                       -            6,679

  Honda Finance, 9.84%, due in equal monthly
  principal and interest installments of $407 through
  November 2005, secured by vehicle                            14,995         18,976
                                                         ------------   ------------
       Total long-term debt                                    75,718        119,497
  Less current maturities                                      41,228         51,786
                                                         ------------   ------------

       Long-term debt, less current maturities           $     34,490   $     67,711
                                                         ============   ============

Maturities of long-term debt at December  31, 2001, are as follows:

  Year ending December 31,
     2002 (included in current liabilities)                            $     41,228
     2003                                                                    15,329
     2004                                                                     7,288
     2005                                                                     6,860
     Thereafter                                                               5,013
                                                                       ============

                                                                       $     75,718
                                                                       ============


The company was not in compliance with all loan covenants at December 31, 2001.


                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

           Notes to Consolidated Financial Statements (continued)
                         December 31, 2001 and 2000

Note 8 - Commitments and contingencies
--------------------------------------

The Company is committed to several operating leases of radio towers and office facilities. Approximate future minimum lease payments of all non-cancelable operating leases for the next five years are as follows:

  For the year ending December 31,
    2002                                             $     12,750
    2003                                                   10,417
    2004                                                    6,000
    2005                                                    3,791
    2006                                                    3,791
    Thereafter                                              3,218
                                                     ------------

                                                     $     39,967
                                                     ============

Rental expense under these operating leases for the years ended December 31, 2001, and 2000, amounted to $85,220, and $ 129,312, respectively.

As part of the stock exchange agreement with Crescent Paging, Inc., the Company guaranteed the former stockholders of Crescent Paging, Inc. that the Company's common stock would be worth no less than $3.00 per share at the date of sale following the required holding period pursuant to Rule 144. The agreement also stated that in the event the shareholders of Crescent Paging, Inc. sold their shares of stock for an amount less than $3.00 per share, the Company would be required to pay them additional compensation equal to the difference between actual sales price per share and the agreed upon price of $3.00 per share, an amount up to $1,254,000. Management believes that if any additional compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 2001 and 2000, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

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

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

           Notes to Consolidated Financial Statements (continued)
                         December 31, 2001 and 2000


Note 8 - Commitments and contingencies (continued)
--------------------------------------------------

compensation is due relating to this agreement it can be satisfied by issuing additional shares. As of December 31, 2001 and 2000, management has determined that it is possible that additional compensation will be due the former stockholders but cannot reasonably estimate the amount, if any. Accordingly, no provision has been made in the accompanying financial statements for such liability.

Note 9 - Related party transactions
-----------------------------------

At December 31, 2001 and 2000, the Company had a note payable to its majority stockholder which bears interest at 6.25% and is due December 31, 2003. The balance at December 31, 2001 and 2000, totaled $317,203 and $333,094, respectively.

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

Note 11 - Income taxes
----------------------

For the years ended December 31, 2001 and 2000, the Company had no provision or benefit for income taxes because the deferred tax asset was offset by an increase in the valuation allowance of $34,320 and $22,569, respectively. The change in the valuation allowance at December 31, 2001 and 2000, had no effect on operations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31
                                                   -------------------------
                                                       2001          2000
                                                   ------------  -----------
  Deferred tax asset
     Net operating loss carry forwards             $    181,529  $   147,209
     Valuation allowance                                (93,758)     (59,438)
                                                   ------------  -----------
     Net deferred tax asset                              87,771       87,771
                                                   ------------  -----------

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

           Notes to Consolidated Financial Statements (continued)
                         December 31, 2001 and 2000


Note 11 - Income taxes (continued)
----------------------------------
                                                          December 31
                                                   -------------------------
                                                       2001          2000
                                                   ------------  -----------

  Deferred tax liabilities
     Depreciation                                       (87,771)     (87,771)
     Valuation allowance                                    -            -
                                                   ------------  -----------
     Net deferred tax liabilities                       (87,771)     (87,771)
                                                   ------------  -----------

                                                   $        -    $       -
                                                   ============ ============

At December 31, 2001 and 2000, the Company has net operating loss carry forwards of approximately $815,000 and $725,000 that will expire in 2016 and 2015, respectively.

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

Note 13 - Common stock and net loss per share
---------------------------------------------

Net loss per share amounts are computed based on the weighted-average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 2001 and 2000 was 9,673,936 and 8,407,936, respectively.

As of December 31, 2001 and 2000, the Company has 50 million of authorized shares, all of which are Common Stock. There are no additional rights or privileges other than those afforded to a common stock shareholder.

                       COMMUNITRONICS OF AMERICA, INC.
                    (Formerly Oneida General Corporation)
                              and Subsidiaries

           Notes to Consolidated Financial Statements (continued)
                         December 31, 2001 and 2000


Note 14 - Segment information
-----------------------------

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

Note 15 - Going Concern
-----------------------

The Company incurred an operating loss in the years ended December 31, 2001 and 2000 of $839,622 and $447,871, respectively and as of December 31, 2001, has a working capital deficiency. The Company has sold various frequencies and fixed assets to meet operating cash flows. The Company has also experienced a significant decline in its' subscriber base due to an inability to buy additional pagers and to market additional services. In addition, the Company's business plan of generating additional revenue is dependent upon the availability of substantial debt or equity financing in amounts beyond those currently committed to the Company.

The Company is presently pursuing debt and equity financing sources. The Company has entered into a letter of intent with a financial institution to serve as agent to obtain equity financing of $10 million. If it is not successful in obtaining this or any additional borrowing capacity, there is substantial doubt about the Company's ability to continue its operations as currently conducted, to continue as a going concern, or both.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                                   Communitronics of America, Inc.

    May 15, 2002                        By:   /S/ DAVID R. PRESSLER
  ----------------                         -------------------------------
                                        David R. Pressler
                                        President, Chief Executive Officer and
                                        Principal Financial Officer