Form 10QSB
period 2002-03-31
COMMUNITRONICS OF AMERICA INC
filed 2002-05-21
CIK 1077385

United States
                Securities and Exchange Commission
                      Washington, D.C. 20549

                          Form 10-QSB

     [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

     [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

     For the transition period from ______________ to ________________

     Commission File Number: 0-27067

                COMMUNITRONICS OF AMERICA, INC.
            (Exact name of small business issuer as
                   specified in its charter)

           Utah
                (State or other jurisdiction of
                 incorporation or organization)

                87-0285684
              (I.R.S. Employer Identification No.)

         27955 Hwy. 98, Suite WW, Daphne, Alabama 36526
            (Address of principal executive offices)

                         (251) 625-6426
                  (Issuer's telephone number)

                                                       Not Applicable

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

                        Table of Contents



Consolidated Balance Sheets                                  3

Consolidated Statements of Operations                        4

Consolidated Statements of Cash Flows                        5

Consolidated Statements of Stockholders' Equity              6

Part I

  Item 1. Notes to Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis or
            Plan of Operations                               7-10

Part II - Other Information                                  11

  Item l. Legal Proceedings
                                        11

  Item 2. Changes in Securities and Use of Proceeds
                           11

  Item 3. Defaults upon Senior Securities
                                  11

  Item 4. Submission of Matters to a Vote of Security Holders
                      11

  Item 5. Other Information
                                         11

  Item 6. Exhibits and Reports on Form 8-K.
                               11

Signature
                                                           12

                 COMMUNITRONICS OF AMERICA, INC.
                         and Subsidiaries

                   Consolidated Balance Sheets

                                                   March 31    December 31
                                                   2002            2001
                                                 (Unaudited)      (Audited)
                              Assets
Current assets
  Cash                                          $        2,325 $       3,564
  Accounts receivable - trade                           19,980 18,409
  Inventory                                             24,804         24,850
           Total current assets                         47,109 46,823

Property and equipment, at cost, net of
 accumulated depreciation                              489,173 511,374

Goodwill, net of accumulated amortization of
 $42,133 and $38,892 at March 31, 2002 and
 December 31, 2001, respectively                       217,142 220,383
Investment in network                                  336,305 336,305
Deferred consulting charges                            303,750 303,750
Deposits                                                 4,054           4,054

                                                   $ 1,397,533 $ 1,422,689

               Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt           $      40,042 $      41,228
  Accounts payable - trade                             345,880 343,378
  Payroll and sales taxes payable                       40,552          39,874
            Total current liabilities                  426,474 424,480

Long-term debt, less current maturities                 34,002 34,490
Note payable to stockholder                            317,203       317,203
           Total liabilities                           777,679       776,173

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 9,673,936 shares issued and outstanding              96,739
96,739
  Additional paid-in capital                         1,824,081 1,824,081
  Accumulated deficit                               (1,300,966)  (1,274,304)
           Total stockholders' equity                  619,854       646,516

                                                   $ 1,397,533 $ 1,422,689



                 COMMUNITRONICS OF AMERICA, INC.
                         and Subsidiaries

              Consolidated Statements of Operations
                           (Unaudited)


                                                                 For the Three
Months
                                                                 Ended March
31

2002           2001

Revenues
$   110,442 $   143,293
 Less cost of revenues
   80,641      107,557
     Gross Profit
   29,801        35,736

Operating expenses
 General and administrative
   23,881 111,769
 Depreciation and amortization
   25,442        30,044
     Total operating expenses
   49,323      141,813

     Operating loss
  (19,522)   (106,077)

Other income (expense)
 Rental income
      -    4,015
 Gain on sale of asset
      -   348
 Interest expense
   (7,140)       (8,089)

   (7,140)       (3,726)

     Net loss                                                                $
  (26,662)$ (109,803)

Net loss per share                                                          $
    (0.01)$       (0.01)

                 COMMUNITRONICS OF AMERICA, INC.
                         and Subsidiaries

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                         For the Three Months
                                           Ended March 31

2002           2001

Operating activities
 Net loss                                                                    $
  (26,662)$  (109,803)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Depreciation and amortization
   25,442 30,044
    Gain on sale of asset
      -   (348)
    (Increase) decrease in
       Accounts receivable
   (1,571) 13,696
       Inventory
       46  17,815
    Increase (decrease) in
       Bank overdraft
      -   31,605
       Accounts payable
    2,502  (229)
       Accrued expenses
      678         (1,958)
          Total adjustments
   27,097         94,541
          Net cash used in operating activities
                                    435        (15,262)

Investing activities
 Purchase of property and equipment
      -     -
 Proceeds from sale of asset
      -           26,000
          Net cash provided by (used in) investing activities
                                    -           26,000

Financing activities
 Proceeds from (repayments of) stockholder loans
                                    -   3,660
 Borrowing of long-term debt
      -    -
 Repayments of long-term debt
   (1,674)       (28,351)
          Net cash provided by (used in) financing activities
   (1,674)        (24,691)

          Decrease in cash
   (1,239)(13,953)

Cash
 Beginning of period
    3,564          23,277

 End of period                                                              $
    2,325 $        9,324

                 COMMUNITRONICS OF AMERICA, INC.
                         and Subsidiaries

         Consolidated Statements of Stockholders' Equity
            For the Three Months Ended March 31, 2002
                           (Unaudited)



                                                     Additional

                                      Common         Paid-in         Accum.
  Stockholders'
                                    Stock            Capital
(Deficit)             Equity

Balance, December 31, 2001         $   96,739        $ 1,824,081
$(1,274,304) $     646,516


 Net loss                                 -                  -
(26,662)       (26,662)


Balance, March 31, 2002            $   96,739        $ 1,824,081
$(1,300,966) $     619,854

Item 1.      Notes to Consolidated Financial Statements

                    Note 1.   Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of
America, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the
Company").

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its Form 10-KSB for the year ended December 31, 2001.

Note 2.        Income (Loss) Per Common Share:

Income (loss) per common share is based on the weighted average number of common shares are outstanding during the period.


                    Item 2. Management's Discussion and Analysis or Plan of Operations.

You should read the following discussion and analysis of financial condition and results of operations of
Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's Form 10-KSB for the year ended December 31, 2001.

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the
Company presently serves approximately 2,000 subscribers to its message paging and information delivery services at March 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                                  Three Months
Ended

            March 31
                                                                       2002
      2001
                                                                  (unaudited)


Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . . . .           $   110,442 $   143,293

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . .                    80,641 107,557

General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . .                                                  23,881
111,769

Depreciation and amortization . . .  . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . .                                              25,442 30,044

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . . .                   7,140 8,089

Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . . .                     -           4,363

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . . . . .          $   (26,662)$ (109,803)

Net income (loss) per share. . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . .                                      $         (.01)$
  (.02)

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH 2001

Revenues decreased approximately $33,000, or approximately 23%, from $143,000 for the three months ended
March 31, 2001 ("2001") to $110,000 for the three months ended March 31, 2002 ("2002"). The decrease in revenues was primarily the result of a decrease in the subscriber base which occurred due to a lack of inventory. The total number of subscribers decreased by 900 since March 31, 2001. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2002 and management's efforts were concentrated on the filing requirements imposed by the SEC.

Cost of revenues, which consist primarily of cost of pagers and service, rent and maintenance expenses, decreased approximately $30,000, or approximately 28%, from $107,000 in 2001 to $77,000 in 2002. This decrease was attributable to the lack of inventory as noted above and a reduction in cost of pagers sold and telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $88,000 from $112,000 in 2001 to $24,000 in
2002. The decrease in general and administrative expenses is attributable to a decrease in professional and consulting fees associated with SEC reporting requirements. Also, there was a decrease in salaries paid as the Company attempted to offset the reduction in revenues. The Company has taken measures to reduce all unnecessary operating expenses.

Depreciation and amortization expense decreased approximately $5,000 from $30,000 in 2001 to $25,000 in
2002. The decrease in depreciation and amortization expense resulted from portions of the subscriber ber equipment and other capitalized assets becoming fully depreciated in 2002.

Interest expense decreased approximately $1,000 from $8,000 in 2001 to $7,000 in 2002. Interest expense decreased due to lower average debt balances outstanding during 2002. Average debt balances were lower in
2002 than in 2001 as a result of stockholder debt repaid and other bank debt paid off in 2001.

The Company's net loss decreased approximately $83,000 from $110,000 in 2001 to $27,000 in 2002. The decrease in net loss was primarily the result of cost saving measures implemented by the Company in an attempt to offset the decrease in the subscriber base and the resulting decrease in revenues. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income
(loss) from operations, cash flows from
operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA increased approximately $78,000 from $(72,000) in 2001 to $6,000 in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                            Three Months Ended
                                            March 31
                                                                       2002
      2001
                                           (unaudited)

Net cash provided by (used in) operating activities
                                   $           435 $     (15,262  )

Net cash provided by (used in) investing activities
                                                -  26,000

Net cash provided by (used in) financing activities
                                            (1,674)(24,691)

For the three months ended March 31, 2002, the Company's cash used in operating activities increased by approximately $15,000 from $15,000 for the three months ended March 31, 2001 to ($435) for the three months ended March 31, 2002. The increase in cash used in operating activities was primarily the result of cost cutting measures that caused the reduction in the net operating loss of March 31, 2002 compared to March 31,
2001.

Net cash provided by (used in) investing activities decreased approximately $26,000 from $26,000 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. The decrease in net cash provided by (used in) investing activities was the result of a proceeds received from sale of assets in 2001.

Net cash provided by (used in) financing activities decreased approximately $(23,000) from $(25,000) for the three months ended March 31, 2001 to $(2,000) for the three months ended March 31, 2002. The decrease was primarily the result of repayment of long-term debt associated with the assets that were sold in 2001.


Long-Term Debt

Borrowings and repayments from banks. During the three months ended March 31, 2002, the Company borrowed no additional funds from banks. At March 31, 2002, approximately $76,000 was outstanding to various banks.

Stockholder note.   At March 31, 2002, there was approximately $337,000
outstanding on stockholder notes.


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

Date:                              Communitronics of America, Inc.

    May 17, 2002                        By:

                              David R. Pressler
                              President, Chief Executive Officer and
                              Principal Financial Officer