Form 10QSB
period 2002-06-30
COMMUNITRONICS OF AMERICA INC
filed 2002-08-19
CIK 1077385

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

          [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                               (251) 625-6426
                               --------------
                         (Issuer's telephone number)

                               Not Applicable
                             ------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes__X__ No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,283,553 shares.


Transitional Small Business Disclosure Format (check one):  Yes_____  No__X__

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

                        COMMUNITRONICS OF AMERICA, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  June 30      December 31
                                                    2002          2001
                                                (Unaudited)     (Audited)
                                               -------------  -------------
                                    Assets
Current assets
  Cash                                         $         633  $       3,564
  Accounts receivable - trade                         25,576         18,409
  Inventory                                           26,179         24,850
                                               =============  =============
           Total current assets                       52,388         46,823

Property and equipment, at cost, net of
 accumulated depreciation                            479,936        511,374

Goodwill, net of accumulated amortization of
 $58,338 and $38,892 at June 30, 2002 and
 December 31, 2001, respectively                     200,937        220,383
Investment in network                                336,305        336,305
Deferred consulting charges                          543,080        303,750
Deposits                                               4,054          4,054
                                               -------------  -------------

                                               $   1,616,700  $   1,422,689
                                               =============  =============

                     Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt         $      76,687  $      41,228
  Accounts payable - trade                           261,926        343,378
  Payroll and sales taxes payable                     34,603         39,874
                                               -------------  -------------
            Total current liabilities                373,216        424,480

Long-term debt, less current maturities                    -         34,490
Note payable to stockholder                          402,828        317,203
                                               -------------  -------------
           Total liabilities                         776,044        776,173
                                               -------------  -------------

Commitments and contingencies


                                                      (continued)

                        COMMUNITRONICS OF AMERICA, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   June 30     December 31
                                                     2002          2001
                                                 (Unaudited)    (Audited)
                                                 ------------  ------------

               Liabilities and Stockholders' Equity (continued)

Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 3,283,553 issued and outstanding at
  June 30, 2002 and 9,675,936 (.01 par value)
    at December 31, 2001                              336,069        96,739
  Additional paid-in capital                        1,824,081     1,824,081
  Accumulated deficit                              (1,319,494)   (1,274,304)
                                                 ------------  ------------
           Total stockholders' equity                 840,646       646,516
                                                 ------------  ------------

                                                 $  1,616,700  $  1,422,689
                                                 ============  ============

                        COMMUNITRONICS OF AMERICA, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                               For the Three Months     For the Six Months
                                   Ended June 30           Ended June 30
                                 2002        2001        2002        2001
                              ----------  ----------  ----------  ----------

Revenues                      $  116,319  $  107,130  $  226,761  $  250,423
 Less cost of revenues            77,442     108,746     158,083     216,303
                              ----------  ----------  ----------  ----------
     Gross profit                 38,877      (1,616)     68,678      34,120
                              ----------  ----------  ----------  ----------

Operating expenses
 General and administrative       23,667     419,759      47,548     531,528
 Depreciation and amortization    25,442      30,043      50,884      60,087
                              ----------  ----------  ----------  ----------
     Total operating expenses     49,109     449,802      98,432     591,615
                              ----------  ----------  ----------  ----------

     Operating loss              (10,232)   (451,418)    (29,754)   (557,495)
                              ----------  ----------  ----------  ----------

Other income (expense)
 Rental income                         -       3,027           -       7,042
 Gain on sale of assets                -     608,000           -     608,348
 Interest                         (8,296)     (2,302)    (15,436)    (10,391)
                              ----------  ----------  ----------  ----------
                                  (8,296)    608,725     (15,436)    604,999
                              ----------  ----------  ----------  ----------

     Net income (loss)        $  (18,528) $  157,307  $  (45,190) $   47,504
                              ==========  ==========  ==========  ==========

Net loss per share            $    (0.01) $     0.02  $    (0.01) $     0.01
                              ==========  ==========  ==========  ==========

                        COMMUNITRONICS OF AMERICA, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                                                For the Six Months
                                                                   Ended June 30
                                                                2002          2001
                                                            ------------  ------------

Operating activities
 Net income (loss)                                          $    (45,190) $     47,504
                                                            ------------  ------------
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation and amortization                                 50,884        60,087
    Gain on sale of assets                                             -      (608,348)
     Issuance of common stock for services                       239,330      (174,453)
    (Increase) decrease in
       Accounts receivable                                        (7,167)       24,713
       Inventory                                                  (1,329)        7,668
       Deferred consulting charges                              (239,330)            -
    Increase (decrease) in
       Accounts payable                                          (81,452)       28,040
       Bank overdraft                                                  -        43,827
       Accrued expenses                                           (5,271)       (4,345)
                                                            ------------  ------------
          Total adjustments                                      (44,335)     (622,811)
                                                            ------------  ------------
          Net cash used in operating activities                  (89,525)     (575,307)
                                                            ============  ============

Investing activities
 Purchase of property and equipment                                    -             -
Proceeds from sale of assets                                           -       634,000
                                                            ------------  ------------
          Net cash provided by (used in) investing activities
                                                                       -       634,000
                                                            ------------  ------------

Financing activities
 Proceeds (repayments) from stockholder loans                     85,625       (10,148)
 Borrowing of long-term debt                                         969             -
 Repayments of long-term debt                                          -       (29,790)
                                                            ------------  ------------
          Net cash provided by (used in) financing activities     86,594       (39,938)
                                                            ------------  ------------

          Increase (decrease) in cash                             (2,931)       18,755
Cash
 Beginning of period                                               3,564        23,277
                                                            ------------  ------------

 End of period                                              $        633  $     42,032
                                                            ============  ============

                        COMMUNITRONICS OF AMERICA, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)



                                          Additional
                              Common       Paid-in        Accum.    Stockholders'
                              Stock        Capital      (Deficit)      Equity
                           -----------   -----------   -----------   -----------
Balance, December 31, 2001 $    96,739   $ 1,824,081   $(1,274,304)  $   646,516

Issuance of 23,933,000
  shares of  common stock      239,330             -             -       239,330

Net loss                             -             -       (45,190)      (45,190)
                           -----------   -----------   -----------   -----------


Balance, June 30, 2002     $   336,069   $ 1,824,081   $ 1,319,494)  $   840,656
                           ===========   ===========   ===========   ===========

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the six months ended June 30, 2002 and 2001, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company").

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

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at June 30, 2002.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE  30, 2002

The Company's revenues have increased by approximately 9% to $116,000 for the three month period ended June 30, 2002, compared to $107,000 for the three month period ended June 30, 2001. The Company's revenues have decreased by approximately 10% to $226,000 for the six month period ended June 30, 2002, compared to $250,000 for the six month period ended June 30, 2001. Overall, subscribers have decreased by approximately 300 or approximately 10% to 2,500 at June 30, 2002, from 2,800 at June 30, 2001. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of cash flow and available inventory in 2002, and management's efforts were concentrated on raising new capital during this time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and six month periods ended June 30, 2002, the Company had no capital expenditures. For the six months ended June 30, 2001, capital expenditures were funded through cash generated from operations.

For the remainder of 2002 and throughout the year 2003, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                 Three Months Ended             Six Months Ended
                                                       June 30                       June 30
                                             --------------------------    --------------------------
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
                                                     (unaudited)                   (unaudited)


Revenues. . . . . . . . . . . . . . . . .    $   116,319    $   107,130    $   226,761    $   250,423

Cost of revenues. . . . . . . . . . . . .         77,442        108,746        158,083        216,303

General and administrative expenses. . . .        23,667        419,759         47,548        531,528

Depreciation and amortization. . . . . . .        25,442         30,043         50,884         60,087

Other income. . . . . . . . . . . . . . . .            -        611,027              -        615,390

Interest. . . . . . . . . . . . . . . . . .        8,296          2,302         15,436         10,391
                                                ---------     ---------      ---------      ---------

Net income (loss). . . . . . . . . . . . .      $ (18,528)    $ 157,307      $ (45,190)     $  47,504
                                                =========     =========      =========      =========

Net income (loss) per share. . . . . . . . .    $    (.01)    $     .02      $    (.04)     $     .01

                                        -10-

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

Revenues increased approximately $9,000, or approximately 9%, from $107,000 for the three months ended June 30, 2001 ("2001") to $116,000 for the three months ended June 30, 2002 ("2002"). The increase in revenues was primarily the result of a additional inventory that was available. The company just recently had its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 300 since June 30, 2001. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of cash flow and resulting inventory in 2002.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $31,000 or 29% from $108,000 in 2001 to $77,000 in 2002. This decrease was attributable to the use of used pagers and repairs being made by in-store personnel. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $397,000 from $420,000 in 2001 to $23,000 in 2002,. The decrease in general and administrative expenses is attributable to consulting fees, professional fees and travel costs associated with capital raising efforts during 2001.

Depreciation and amortization expense decreased approximately $5,000 from $30,000 in 2001 to $25,000 in 2002. The decrease in depreciation and amortization expense resulted primarily from disposals of property and equipment during 2001.

Interest expense increased approximately $6,000 from $2,000 in 2001 to $8,000 in 2002. Interest expense increased due to higher average debt balances outstanding during 2002.

The Company's net income decreased approximately $175,000 from $157,000 in 2001 to $(18,000) in 2002. The decrease in net income was primarily the result of the gain recognized from the sale of assets during 2001. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $175,000 from $190,000 in 2001 to $15,000.



SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

Revenues decreased approximately $24,000, or approximately 10%, from $250,000 for the six months ended June 30, 2001 ("2001") to $226,000 for the six months ended June 30, 2002 ("2002"). The decrease in revenues was primarily the result of a lack of capital and inventory due to operating constraints. The company just recently had its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 300 since June 30, 2001. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of capital and inventory in 2001 and management's efforts were concentrated on complying with all SEC reporting requirements and raising capital.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $58,000 or 28.0% from $216,000 in 2001 to $158,000 in 2002. This decrease was attributable to a reduction in the number of pagers sold and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $484,000 from $532,000 in 2001 to $48,000 in 2002. The decrease in general and administrative expenses is attributable to consulting services and professional fees related to capital raising efforts since the company's stock began trading after the de-listing.

Depreciation and amortization expense decreased approximately $10,000 from $60,000 in 2001 to $50,000 in 2002. The decrease in depreciation and amortization expense resulted primarily from the sale of property and equipment during 2000.

Interest expense increased approximately $5,000 from $10,000 in 2001 to $15,000 in 2002. Interest expense increased due to higher average debt balances outstanding during 2002. Average debt balances were $226,000 less in 2001 than in 2000 as a result of forgiveness of debt which occurred during the fourth quarter of 2000.

The Company's net income decreased approximately $92,000 from $47,000 in 2001 to ($45,000) in 2002. The decrease in net income was primarily the result of the gain recognized on the sale of assets during 2001. The Company expects net losses to decrease in future periods.

EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles (GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by the Company is used in its acquisition efforts. EBITDA decreased approximately $97,000 from $118,000 in 2001 to $21,000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                         Six months ended
                                                             June 30
                                                     -----------------------
                                                        2002         2001
                                                     ----------   ----------
                                                           (unaudited)

Net cash used in operating activities                $  (89,525)  $ (575,307)

Net cash provided by (used in) investing activities           -      634,000

Net cash provided by (used in) financing activities      86,594      (39,938)

For the six months ended June 30, 2002, the Company's cash used in operating activities decreased by approximately $485,000 from $575,000 for the six months ended June 30, 2001, to $89,000 for the six months ended June 30, 2002. The decrease in cash used in operating activities was primarily the result of the increase in consulting services and professional fees associated with capital raising efforts in 2001.

Net cash provided by investing activities decreased approximately $634,000 from $634,000 for the six months ended June 30, 2001 to $-0- for the six months ended June 30, 2002. The decrease in net cash provided by investing activities was primarily the result of a decrease in purchases of property and equipment and the proceeds received from the sale of assets in 2001. Capital expenditures were approximately $-0- and $-0- for the six months ended June 30, 2002 and 2001, respectively. Total capital expenditures for fiscal year 2002 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2002 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash used in financing activities decreased approximately $126,000 from $(40,000) for the six months ended June 30, 2001 to $86,000 for the six months ended June 30, 2002. The decrease was primarily the result of payments made on stockholder loans and long-term debt.

LONG-TERM DEBT

Borrowings and repayments from banks. During the six months ended June 30, 2002, the Company did not increase its borrowings from banks. At June 30, 2002, $76,000 was outstanding to various banks.

Stockholder note. The Company will begin making principal payments as cash flow becomes available. At June 30, 2002, there was $403,000 outstanding on stockholder notes.


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

               None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of the security holders of the Company during its quarter ended June 30, 2002.

     ITEM 5.   OTHER INFORMATION.

               Not applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               Two

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                              Communitronics of America, Inc.

   August 12, 2002                 By:____________________________
______________________             David R. Pressler
                                   President, Chief Executive Officer and
                                   Principal Financial Officer