Form 10QSB
period 2002-09-30
COMMUNITRONICS OF AMERICA INC
filed 2002-11-19
CIK 1077385

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

          For the transition period from ___________ to ___________


          Commission File Number: 0-27067


                        COMMUNITRONICS OF AMERICA, INC.
                       ---------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 5,025,296 shares.

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

                             COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                             September 30    December 31
                                                                 2002           2001
                                                              (Unaudited)     (Audited)
                                                             ------------   ------------
                                      Assets

Current assets
   Cash                                                      $          -   $      3,564
   Accounts receivable - trade                                     16,910         18,409
   Inventory                                                       38,586         24,850
                                                             ------------   ------------
          Total current assets                                     55,496         46,823

Property and equipment, at cost, net of
 accumulated depreciation                                         464,217        511,374

Goodwill, net of accumulated depreciation of
 $68,061 and $38,892 at September 30, 2002 and
 December 31, 2001, respectively                                  191,214        220,383
Investment in network                                             336,305        336,305
Deferred consulting charges                                     5,369,086        303,750
Deposits                                                            4,054          4,054
                                                             ------------   ------------

                                                             $  6,420,372   $  1,422,689
                                                             ============   ============


                       Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of long-term debt                      $     94,127   $     41,228
   Bank overdraft                                                   8,382              -
   Accounts payable - trade                                       312,680        343,378
   Payroll and sales taxes payable                                 37,374         39,874
                                                             ------------   ------------
          Total current liabilities                               452,563        424,480

Long-term debt, less current maturities                                 -         34,490
Note payable to stockholder                                       468,772        317,203
                                                             ------------   ------------
          Total liabilities                                       921,335        776,173
                                                             ------------   ------------
Commitments and contingencies

                                                                            (continued)

                                          -3-

                             COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                             September 30    December 31
                                                                 2002           2001
                                                              (Unaudited)     (Audited)
                                                             ------------   ------------

                  Liabilities and Stockholders' Equity (continued)

Stockholders' equity
   Common stock, $1.00 par value; 50,000,000 shares
     authorized, 5,025,296 shares issued and outstanding at
     September 30, 2002, and 9,675,936 (.01 par value)
     at December 31, 2001                                       5,025,296        96,739
   Additional paid-in capital                                   1,824,081      1,824,081
   Accumulated deficit                                         (1,350,340)    (1,274,304)
         Total stockholders' equity                             5,499,037        646,516
                                                             ------------   ------------

                                                             $  6,420,372   $  1,422,689
                                                             ============   ============


                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                        For the Three Months       For the Nine Months
                                         Ended September 30        Ended September 30
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------

Revenues                               $   75,745   $  104,273   $  302,506   $  354,696
  Less cost of revenues                    34,085       43,611      204,904      259,914
                                       ----------   ----------   ----------   ----------
        Gross profit                       41,660       60,662       97,602       94,782
                                       ----------   ----------   ----------   ----------

Operating expenses
  General and administrative               42,857      114,861       79,719      646,389
  Depreciation and amortization            30,044       30,044       76,326       90,131
                                       ----------   ----------   ----------   ----------
  Total operating expenses                 72,901      144,905      156,045      736,520
                                       ----------   ----------   ----------   ----------

        Operating income (loss)           (31,241)     (84,243)     (58,443)    (641,738)
                                       ----------   ----------   ----------   ----------

Other income (expense)
  Rental income                                 -          923            -        7,965
  Gain on sale of assets                        -            -            -      608,348
  Interest                                 (3,153)      (2,492)     (17,593)     (12,883)
                                       ----------   ----------   ----------   ----------
                                           (3,153)      (2,492)     (17,593)     603,430
                                       ----------   ----------   ----------   ----------

        Net loss                       $  (34,394)  $  (85,812)  $  (76,036)  $  (38,308)
                                       ==========   ==========   ==========   ==========

Net loss per share (note 10)           $    (.006)  $   (0.001)  $   (0.015)  $    (0.04)
                                       ==========   ==========   ==========   ==========


                           COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                 For the Nine Months
                                                                 Ended September 30
                                                                 2002           2001
                                                              (Unaudited)     (Audited)
                                                             ------------   ------------

Operating activities
  Net loss                                                   $    (76,036)  $    (38,308)
                                                             ------------   ------------
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                                 76,326         90,131
     Gain on sale of assets                                             -       (608,348)
     Issuance of common stock for services                       (136,779)      (174,453)
     (Increase) decrease in
        Accounts receivable                                         1,499          5,792
        Inventory                                                 (13,736)         5,654
     Increase (decrease) in
        Bank overdraft                                              8,382         54,842
        Accounts payable                                          (30,698)        69,295
        Accrued expenses                                           (2,500)        (7,586)
                                                             ------------   ------------
           Total adjustments                                      (97,506)      (564,673)
                                                             ------------   ------------
           Net cash provided by (used in) operating activities   (173,542)      (602,981)
                                                             ------------   ------------

Investing activities
  Proceeds from sale of assets                                          -        634,000
  Purchase of property and equipment                                    -              -
                                                             ------------   ------------
           Net cash provided by (used in) investing activities          -        634,000
                                                             ------------   ------------

Financing activities
  Proceeds from (repayments of) stockholder loans                  18,409        (18,724)
  Shareholder loans                                               151,569              -
  Repayments of long-term debt                                          -        (35,572)
                                                             ------------   ------------
           Net cash used in financing activities                  169,978        (54,296)
                                                             ------------   ------------
         Increase (decrease) in cash                               (3,564)       (23,277)

Cash
  Beginning of period                                               3,564         23,277
                                                             ------------   ------------
  End of period                                              $          -   $          -
                                                             ------------   ------------


                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                      (UNAUDITED)


                                                     Additional
                                          Common       Paid-in       Accum.     Stockholders'
                                          Stock        Capital      (Deficit)      Equity
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2001             $    96,739   $ 1,824,081   $(1,274,304)  $   646,516

   Issuance of 20,959,000 shares
    of common stock (at .01 before
    reverse split)                         209,614             -             -       209,614

   Issuance of 20,959,000 shares
    of common stock (at $1.00 after
    reverse split)                       4,718,943             -             -     4,718,943

   Net loss                                      -             -       (76,036)      (76,036)
                                       -----------   -----------   -----------   -----------

Balance, September 30, 2002            $ 5,025,296   $ 1,824,081   $(1,350,340)  $ 5,499,037
                                       ===========   ===========   ===========   ===========


ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Communitronics of America, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the nine months ended September 30, 2002 and 2001, respectively. The financial statements are consolidated to include the accounts of Communitronics of America, Inc. and its subsidiary companies (together "the Company"). The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its Form 10-KSB for the year ended December 31, 2001.

NOTE 2:   INCOME (LOSS) PER COMMON SHARE:

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

The Company supports its operations from its executive offices in Daphne, Alabama, and from its operation offices located in Metairie, Louisiana; and Pascagoula, Mississippi.

The geographic areas served by the Company covers approximately 10,000,000 persons. In its markets, the Company presently serves approximately 2,800 subscribers to its message paging and information delivery services at September 30, 2002.

The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTH ENDED SEPTEMBER 30,
2002

The Company's total revenues have decreased by approximately 30.1% to $75,000 for the three month period ended September 30, 2002 compared to $104,000 for the three month period ended September 30, 2001. The Company's total revenues have decreased by approximately 15.7% to $302,000 for the nine month period ended September 30, 2002 compared to $355,000 for the nine month period ended September 30, 2001. Overall, subscribers have decreased by approximately 1,000 or approximately 26% to 2,800 at September 30, 2002 from 3,800 at September 30, 2001. The decrease in the subscriber base was attributable to normal attrition which was not offset with new pager sales due to a lack of inventory in 2002 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. During the three and nine month periods ended September 30, 2002, there were no capital expenditures due to a lack of cash flow.

For the remainder of 2002 and throughout the year 2002, the Company's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

Revenues decreased approximately $30,000, or approximately 30.1%, from $104,000 for the three months ended September 30, 2001 ("2001") to $75,000 for the three months ended September 30, 2002 ("2002"). The decrease in revenues was primarily the result of a decrease in products available for resale and normal attrition of the customer base. The company is trying to raise capital and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,000 since September 30, 2001. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2002.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $10,000 or 57.6% from $44,000 in 2001 to $34,000 in 2002. This decrease was attributable to a lack of pager inventory and decreases in telephone costs and personnel expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites.

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $72,000 from $114,000 in 2001 to $42,000 in 2002. The decrease in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the third quarter of 2002 which came from capital raising efforts.

Depreciation and amortization expense was consistent in 2001 and 2002.

Interest expense increased approximately $1,000 from $2,000 in 2001 to $3,000 in 2002. Interest expense increased due to higher average debt balances outstanding during 2002. Average debt balances were greater in 2002 than in 2001 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss decreased approximately $51,000 from $85,000 in 2001 to $34,000 in 2002. The decrease in net loss was primarily the result of the decrease in consulting and professional fees as discussed above.. The Company expects net losses to decrease in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

Revenues decreased approximately $52,000, or approximately 15.7%, from $355,000 for the nine months ended September 30, 2001 ("2001") to $303,000 for the nine months ended September 30, 2002 ("2002"). The decrease in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock re-listed on the OTC Bulletin Board and has concentrated all efforts in this area. Lack of capital due to the de-listing in August 1999. The total number of subscribers decreased by 1,000 since September 30, 2001. This decrease was due to normal attrition which was not offset with new pager sales due to a lack of inventory in 2002 and management's efforts were concentrated on capital raising efforts.

Cost of revenues, which consist primarily of cost of paging equipment and service, rent and maintenance expenses, decreased approximately $55,000 or 20% from $260,000 in 2001 to $205,000 in 2002. This decrease was primarily attributable to a decrease in available inventory and a reduction in telecommunications expenses. Pagers are classified as inventory when purchased and the cost is included in cost of product sales when the unit is sold. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its presence in the Southeastern United States.

General and administrative expenses decreased approximately $566,000 from $646,000 in 2001 to $80,000 in 2002. The decrease in general and administrative expenses is attributable to an decrease in consulting fees, professional services and travel during 2002 which were related to capital raising efforts.

Depreciation and amortization expense decreased approximately $14,000 from $90,000 in 2001 to $76,000 in 2002.

Interest expense increased approximately $5,000 from $12,000 in 2001 to $17,000 in 2002. Interest expense increased due to higher average debt balances outstanding during 2002. Average debt balances were $25,000 greater in 2002 than in 2001 as a result of debt incurred related to capital expenditures and working capital requirements.

The Company's net loss increased approximately $38,000 from $38,000 in 2001 to $76,000 in 2002. The increase in net loss was primarily the result of the gain recognized on the sale of certain frequencies in 2001 and other assets e and offset by an increase in consulting fees and professional services. The Company expects net losses to decrease in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2002, the Company's cash used by operating activities decreased by approximately $464,000 from $564,000 for the nine months ended September 30, 2001 to $100,000 for the nine months ended September 30, 2002. The decrease in cash provided by operating activities was primarily the result of the decrease in consulting services and professional fees in related to capital raising efforts and the decrease in revenues noted above.

Net cash provided by investing activities decreased approximately $634,000 from $634,000 for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002. The decrease in net cash provided by investing activities was primarily the result of the sale of certain 800 Mhz frequencies owned by the Company in the New Orleans, Louisiana area in 2001. Total capital expenditures for fiscal year 2002 are expected to be minimal. The Company expects to finance its capital expenditures for the remainder of fiscal year 2002 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

Net cash used in financing activities increased approximately $224,000 from ($54,000) for the nine months ended September 30, 2001 to $170,000 for the nine months ended September 30, 2002. The increase was primarily the result of stockholder loans and other long-term debt.

Long-Term Debt

Borrowings and repayments from banks. During the nine months ended September 30, 2002, the Company increased its borrowings from banks by virtue of late fees and accrued interest. At September 30, 2002, $94,000 was outstanding to various banks.

Stockholder note. During the nine months ended September 30, 2001, the Company received a stockholder note totaling $14,000 which bears interest at 8.00%. The Company will begin making principal payments as cash flow becomes available. At September 30, 2002, there was $314,000 outstanding on stockholder notes.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 2002.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Communitronics of America, Inc.


Date:  November 13, 2002               By: /s/ David R. Pressler
                                       David R. Pressler
                                       President, Chief Executive Officer