Form 10QSB
period 2005-03-31
COMMUNITRONICS OF AMERICA INC
filed 2006-04-11
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,705,296 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]





                        COMMUNITRONICS OF AMERICA, INC.
                               AND SUBSIDIARIES

                              TABLE OF CONTENTS





Consolidated Balance Sheets                                             3-4

Consolidated Statements of Operations                                     5

Consolidated Statements of Cash Flows                                     6

Consolidated Statements of Stockholders' Equity                           7

Part I

    Item 1.  Notes to Consolidated Financial Statements                   8

    Item 2.  Management's Discussion and Analysis or
             Plan of Operations                                        	  8

Part II - Other Information                                              10

Signature                                                                11


Toussaint & Associates

Certified Public Accountants


To the Board of Directors
Communitronics of America, Inc.


We have audited the accompanying balance sheet of Communitronics of America, Inc. as of December 31, 2004, and the related statements of income, statement of changes in stockholders equity and cash flows the period then ended.
These financial statements are the responsibility of the companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Communitronics of America, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Toussaint & Associates
March 1, 2006



325 Saint Paul Street, Suite 550, Dallas, Texas 75201 (214) 720-7557 fax (214) 720-2277 Member of Texas Society of CPAs



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   March 31    	December 31
                                                      2005          2004
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					850 		850

	Total liabilities				$850		$850

Equity:

Common Stock						5,025,296	5,025,296
Additional Pain In Capital				1,824,081	1,824,081
Accumulated Deficit					(6,850,227)	(6,850,227)

	Total shareholders' equity			($850)		($850)


	Total liabilities and shareholders' equity	$0		$0




                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)



	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	850
	Depreciation			0

		Total Expenses		$850


		Net Income		($850)



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Three Months
                                                            Ended March 31
                                                         2005           2004
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(850)		(750)

	Changes in assets & liabilities:
	      Accounts payable				850 		750

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                      (UNAUDITED)






	Balance - Beginning of Year		5,025,296

	Net Loss				(850)

	Additional Paid In Capital		1,824,081

	Accumulated (deficit)			(6,849,377)

	Balance - End of Year			(850)



ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Communitronics of America, Inc.
(A Development Stage Company)
Notes to Financial Statements



NOTE #1  Organization

Communitronics of America, Inc., (formerly Oneida General Corporation) (Communitronics of America,) was organized in the state of Utah on September 21, 1970. Communitronics of America, Inc. is a provider of wireless messaging and information delivery services. The Company maintains an extensive network of radio towers positioned to deliver wireless messaging services throughout the coastal regions of Alabama, Louisiana, Mississippi and the Florida Panhandle.

The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Utah.

NOTE #2  Significant Accounting Policies

A.	The Company uses the accrual method of accounting.
B.	Revenues and directly related expenses are recognized in the
	period then the goods are shipped to the customer.
C.	The Company considers all short term, highly liquid investments
	that are readily convertible, within three months, to known amounts
	as cash equivalents.  The Company currently has no cash equivalents.
D.	Basic Earnings Per Shares are computed by dividing income available
	to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares outstanding during the period. When inclusion of the contingently issuable shares would have an anti-dilutive effect upon earnings per share no diluted earnings per share shall
	be presented.
E.	Inventories:  Inventories are stated at the lower of cost, determined
	by the FIFO method or market.
F.	Depreciation:  The cost of property and equipment is depreciated over
	the estimated useful lives of the related Communitronics Group, Inc. assets. The cost of leasehold improvements is amortized over the
	lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
G.	Estimates:  The preparation of the financial statements in conformity
	with generally accepted accounting Principles requires management to make estimates and Communitronics Assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3  Income Taxes

Communitronics of America, Inc., has adopted SFAS 109 to account for income taxes. Communitronics of America, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate. Subsequent to the report Communitronics of America, had to change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

Communitronics of America, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2006-2020	       	$6,849,377		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,321,938
Evaluation Allowance (33.9%)		$2,321,938
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-

NOTE #4  Going Concern

Communtronics of America, Inc., has no assets and no operations from which it can obtain working capital. Communitronics of America, Inc., recognizes that it must find a source of working capital or Communitronics of America, Inc., may not be able to continue its existence. Current officers of Communitronics of America, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

NOTE #5  Stockholders Equity

Communitronics of America, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock. Pursuant to Form 10KSB12G Registration statement Communitronics of America, Inc., filed on February 5, 2001. The Registrant authorized the issuance of 2,000,000 shares of Common Stock to Ken Kurtz, the President and Secretary of the Registrant, for services in reliance upon Section 4(2) of the Securities Act of 1933. These shares were canceled by agreement effective October 26, 1998. Effective November 10, 1997, the Registrant issued 500,000 shares to Tammy Gehring, the Secretary and Treasurer of the Registrant, as compensation for services in reliance upon Section 4(2) of the Securities Act of 1933. These shares were canceled by agreement effective October 26,1998.
In September 1998, the Registrant issued 1,303,500 shares of Common Stock for $0.10 per share in the aggregate amount of $130,350 (including the forgiveness of contract obligations) to three persons in reliance upon Rule 504 of Regulation D under the Securities Act of 1933. These three persons were Type Investment Holdings, Ltd. (435,000 shares), Lexington Sales Corporation Limited (435,000 shares), and Samuel and Carol Mastrull (433,500 shares).
In October 1998, the Company issued a total of 5,500,000 shares of its Common Stock in exchange for all of the issued and outstanding common stock of Communitronics, Inc., an Alabama corporation, which became a wholly owned subsidiary of the Company. The following stockholders received common stock of the Company in this stock exchange: David R. Pressler (4,715,500 shares), Ron Scalise (250,000 shares), R. Allen Gallagher
(167,200 shares), Sam and Carol Mastrull (116,500 shares), Clayton Daigle (125,000 shares), and J. Cody Pressler (125,000 shares). The exchange was made in reliance upon Section 4(2) of the Securities Act of 1933.
In December 1998, the Company issued 250,000 shares of its Common Stock to Mr. Kenneth E. Smith, the sole stockholder of Data Paging, Inc. for all of its issued and outstanding stock and its assets in reliance upon
Section 4(2) of the Securities Act of 1933. Mr. Smith is an experienced and sophisticated businessman and investor.

 In January 1999, the Company issued 150,000 shares of its Common Stock to Arthur Malone for $15,000 in a limited offering made in reliance upon Rule 504 of Regulation D under the Securities Act of 1933. The Company filed Form D with the Securities and Exchange Commission regarding this transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's Form 10-KSB for the year ended December 31, 2004.

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

The Company had a network of 14 radio towers (one tower was owned by the Company and 13 towers were leased) to deliver wireless messaging services in the coastal regions of Alabama, Louisiana, Mississippi and the Florida panhandle. The Company owned seven Certificates of Public Convenience and Necessity issued by the Alabama Public Service Commission and 34 frequencies licensed by the Federal Communications Commission. These certificates and licenses allowed the Company to provide wireless messaging services in these geographic areas.

The Company supports its operations from its executive offices in Daphne, Alabama,

The geographic areas served by the Company covers approximately 10,000,000 persons.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2005

The Company's a no revenues for the three month period ended March 31, 2005 same as the three month period ended March 31, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three months ended March 31,2005, there were no capital expenditures due to a lack of cash flow.

For the remainder of 2005 and throughout the year 2006, the Company's business strategy will be focused on increasing stockholder value by rasing capital and finding a strtgeic partnerto merge with. availability of financing and the ability to reduce the combined companies long-term debt. Such potential transactions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

RESULTS OF OPERATIONS


     - General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company tries to re-establish its presence in the Southeastern United States.

General and administrative expenses increased approximately $100 from $750 in 2004 to $850 in 2005. The decrease in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the third quarter of 2002 which came from capital raising efforts.

The Company's net loss increased approximately $100 from $750 in 2004 to $850 in 2005. The increase in net loss was primarily the result of the increase in operating and adminastration fees as discussed above.. The Company expects net losses to increase in future periods.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004

There was no revenues and the lack in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock de-listed on the OTC Bulletin Board and has concentrated all efforts in this area and lack of capital due to the de-listing in August 1999.

The Company's net loss increased approximately $100 from $750 in 2004 to
$850 in 2005.   The Company expects net losses to decrease in future
periods.


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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended March 31, 2005.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Communitronics of America, Inc.


Date:  April 10, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                                       President, Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2004 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2004
<PERIOD-END>                             MAR-30-2005
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    950
<BONDS>                                  0
<PREFERRED-MANDATORY>                    10,000
<PREFERRED>                              0
<COMMON>                                 7,705
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                           .00
<EPS-DILUTED>                           .00