Form 10QSB
period 2005-06-30
COMMUNITRONICS OF AMERICA INC
filed 2006-04-11
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

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


Toussaint & Associates
March 1, 2006



325 Saint Paul Street, Suite 550, Dallas, Texas 75201 (214) 720-7557 fax (214) 720-2277 Member of Texas Society of CPAs



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   June 30    	December 31
                                                      2005          2004
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					850 		850

	Total liabilities				$850		$850

Equity:

Common Stock						5,025,296	5,025,296
Additional Pain In Capital				1,824,081	1,824,081
Accumulated Deficit					(6,850,227)	(6,850,227)

	Total shareholders' equity			($850)		($850)


	Total liabilities and shareholders' equity	$0		$0




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



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Six Months
                                                            Ended June 30
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






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2005
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
2005

The Company's a no revenues for the three month period ended June 30, 2005 same as the three month period ended June 30, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and six months periods ended June 30,2005, there were no capital expenditures due to a lack of cash flow.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH 2004

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH 2004

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended June 30, 2005.


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

                                       Communitronics of America, Inc.


Date:  April 10, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                                       President, Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2004 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2004
<PERIOD-END>                             JUN-30-2005
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