Form 10QSB
period 2005-09-30
COMMUNITRONICS OF AMERICA INC
filed 2006-04-11
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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


                                                   September 30    December 31
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



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Nine Months
                                                            Ended September 30
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






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2005

The Company's a no revenues for the three month period ended September 30, 2005 same as the three month period ended september 30, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and nine months periods ended September 30, 2005, there were no capital expenditures due to a lack of cash flow.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH 2004

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company try to re-establish its presence in the Southeastern United States.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH 2004

There was no revenues The lack in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock de-listed on the OTC Bulletin Board and has concentrated all efforts in this area and lack of capital due to the de-listing in August 1999.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended september 30, 2005.


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

                                       Communitronics of America, Inc.


Date:  April 10, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                                       President, Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2004 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2004
<PERIOD-END>                             SEPT-30-2005
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