Form 10KSB
period 2005-12-31
COMMUNITRONICS OF AMERICA INC
filed 2006-04-12
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

Form 10-KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender years ended December 31, 2002, 2003, 2004 and 2005

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2002, 2003, 2004, and 2005 were $(76,030), $(750), $(850) and $(950) .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2005, was $ based 56,498 on an estimated 2,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 2002, 2003, 2004 and 2005 was 7,705,236 shares.



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

  Communitronics overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by opening new sales offices or acquiring other regional companies. The Company would consider acquisitions of companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Communitronics believes its current markets continue to offer significant growth potential for paging and other wireless services.

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


Financial Information about Industry Segments

  Communitronics operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending December 31, 2002, 2003, 2004 and 2005, the Company had no foreign operations.


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

Employees

  At December 31, 2002, 2003, 2004 and 2005 Communitronics employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

------------------------------------------------------------------------------
Item 2.  Description of Property
------------------------------------------------------------------------------

  Communitronics owns no property or any other real estate

  The Company believes that its current office facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.


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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2002, 2003, 2004 or 2005.



                                  PART II

------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

  On November 6, 1998, Communitronics' securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP. it currently trades under the symbol COAC.PK on the pinksheets.


  The following table presents, for the periods indicated, the reported high and low transaction prices for Communitronics Common Stock for the periods such securities were traded on OTC NASDAQ as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year Ended December 31, 2002          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .25               $ .03
          2nd Quarter                       .05                 .01
          3rd Quarter                       .05                 .01
          4th Quarter                       .05                 .01

     Year Ended December 31, 2003          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                       .05                 .01
          3rd Quarter                       .05             	.01
          4th Quarter                       .05                 .01



     Year Ended December 31, 2004          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                       .05                 .01
          3rd Quarter                       .05                 .01
          4th Quarter                       .05                 .01

     Year Ended December 31, 2005          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                       .05                 .01
          3rd Quarter                       .05             	.01
          4th Quarter                       .05                 .01

  As of December 31, 2005, 7,705,286 shares of common stock were outstanding. Also as of December 31, 2005, there were 499 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

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

                                                     2005       2004
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       950      	850

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (950)  $  	(850)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (950)  $  	(850)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and Communitronics's Form 10-KSB for the year ended December 31, 2005, 2004, 2003 and 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, which include, among other things:

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

     -     subscriber turnover;

     -     litigation and regulatory changes;

     -     dependence on key suppliers; and

     -     reliance on key personnel.




Other matters set forth in this Annual Report on Form 10-KSB may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-KSB may not occur.

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

RESULTS OF OPERATIONS FOR THE YEARS DECEMBER 31 2002, 2003, 2004 AND 2005

The Company's had no revenues for the years ended December 31, 2002, 2003, 2004 and 2005 due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and years ended December 31, 2002, 2003, 2004 and 2005, there were no capital expenditures due to a lack of cash flow.

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

THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH 2004

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company try to re-establish its presence in the Southeastern United States.

General and administrative expenses increased approximately $100 from $850 in 2004 to $950 in 2005. The increase in general and administrative expenses is attributable to a increase in consulting fees, professional fees and travel during 2005 which came from capital raising efforts.

The Company's net loss increased approximately $100 from $850 in 2004 to $950 in 2005. The increase in net loss was primarily the result of the increase in operating and adminastration fees as discussed above. The Company expects net losses to increase in future periods.

THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH 2004

There was no revenues The lack in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock de-listed on the OTC Bulletin Board and has concentrated all efforts in this area and lack of capital due to the de-listing in August 1999.

The Company's net loss increased approximately $100 from $850 in 2004 to
$950 in 2005.   The Company expects net losses to decrease in future
periods.


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


------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2002, 2003, 2004 and 2005.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.


                                  PART III

------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------




     The directors and executive officers currently serving on the Company are as follows:

      NAME             AGE       POSITION HELD                 SINCE
     ------           -----     ---------------               -------

David R. Pressler      54       Chairman of the Board,         1998
                                Director, Chief Executive
                                Officer, President and
				CFO



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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2002, 2003, 2004 and 2005.
David R. Pressler, the President of the Company, received no compensation in 2002, 2003, 2004 and 2005.

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

                                 PART IV

------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Communitronics filed no reports on Form 8-K during any quarter of years ended December 31, 2002, 2003, 2004 and 2005.






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

     Notes to Consolidated Financial Statements...............  F-9





Toussaint & Associates

Certified Public Accountants


To the Board of Directors
Communitronics of America, Inc.


We have audited the accompanying balance sheet of Communitronics of America, Inc. as of December 31, 2002, 2003, 2004 and 2005 and the related statements of income, statement of changes in stockholders equity and cash flows the period then ended. These financial statements are the responsibility of the companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Communitronics of America, Inc.
as of December 31, 2002, 2003, 2004 and 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Toussaint & Associates
March 1, 2006



325 Saint Paul Street, Suite 550, Dallas, Texas 75201 (214) 564-2795 fax (214) 720-2277 Member of Texas Society of CPAs



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   December 31    December 31
                                                      2005          2004
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					950 		850

	Total liabilities				$950		$850

Equity:

Common Stock						5,025,296	5,025,296
Additional Pain In Capital				1,824,081	1,824,081
Accumulated Deficit					(6,850,227)	(6,850,227)

	Total shareholders' equity			($950)		($850)


	Total liabilities and shareholders' equity	$0		$0



                                             	 December 31
                                                      2003
                                                   (Audited)
                                                  ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0

		Total Current Assets			0


		Total assets				0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					750

	Total liabilities				$750

Equity:

Common Stock						5,025,296
Additional Pain In Capital				1,824,081
Accumulated Deficit					(6,850,227)

	Total shareholders' equity			($750)


	Total liabilities and shareholders' equity	$0




			      Communitronics of America, Inc.
			      		Balance Sheet
			      	as of 12/31/02


			Assets

Current assets:

	Cash and cash equivalents			0
	Accounts Receivable				16,910
	Inventory					38,586
	PP&E						464,217
	Goodwill					191,214
	Investment in Network				336,305
	Deferred Consulting Charges			5,369,086
	Deposits					4,054

		Total current assets			$6,420,372


		Total assets				$6,420,372


		Liabilities and Stockholders' Equity

Liabilities:

	Current Maturities of LT Debt			94,127
	Bank Overdraft					8,382
	Accounts Payable				312,680
	Payroll & Sales Taxes Payable			37,374
	Note Payable to Stockholder			468,772

		Total liabilities			$921,335

Equity:

	Common Stock					5,025,296
	Additional Paid In Capital			1,824,081
	Accumulated Deficit				(1,350,340)

	Total shareholders' equity			$5,499,037


	Total liabilities and shareholders' equity	$6,420,372





                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2005

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	950
	Depreciation			0

		Total Expenses		$950


		Net Income		($950)


			2004

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	850
	Depreciation			0

		Total Expenses		$850


		Net Income		($850)

			2003

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	750
	Depreciation			0

		Total Expenses		$750


		Net Income		($750)




				2002

	Revenues:

	Fees				302,506
	Less:  Cost of Sales		204,904

		Total Revenues		$97,602


	Expenses:

	General & Administrative	79,719
	Depreciation			76,326
	Interest			(17,593)

		Total Expenses		$173,638


		Net Income		($76,036)




			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2005           2004
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(950)		(850)

	Changes in assets & liabilities:
	      Accounts payable				950 		850

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

For the Year
                                                      December 31
                                                         2003
                                                      (Audited)
                                                     ------------

	OPERATING ACTIVITIES:

	   Net Loss					(750)

	Changes in assets & liabilities:
	      Accounts payable				750

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0

	FINANCING ACTIVITIES:				0

	INCREASE IN CASH				0

	CASH - BEGINNING OF YEAR			0

	CASH - END OF YEAR				0




	OPERATING ACTIVITIES:

	   Net Income						(76,036)

	Changes in assets & liabilities:
	      Depreciation					76,326
	      Issue of stock for services			(136,779)
	      Accounts receivable				1,499
	      Inventory						(13,736)
	      Bank overdraft					8,382
	      Accounts payable					(30,698)
	      Accrued expenses					(2,500)

	NET CASH PROVIDED BY OPERATING ACTIVITIES		(173,542)

	FINANCING ACTIVITIES:
	      Proceeds from repayments of stockholder loan	18,409
	      Shareholder loans					151,569

	NET CASH USED IN FINANCING ACTIVITIES			169,978

	INCREASE IN CASH					(3,564)

	CASH - BEGINNING OF YEAR				3,564

	CASH - END OF YEAR					0



			   COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003 AND 2002
                                      (AUDITED)




			2005

	Balance - Beginning of Year		5,025,296

	Net Loss				(950)

	Additional Paid In Capital		1,824,081

	Accumulated (deficit)			(6,849,377)

	Balance - End of Year			(950)


			2004

	Balance - Beginning of Year		5,025,296

	Net Loss				(950)

	Additional Paid In Capital		1,824,081

	Accumulated (deficit)			(6,849,377)

	Balance - End of Year			(850)


			2003

	Balance - Beginning of Year		5,025,296

	Net Loss				(950)

	Additional Paid In Capital		1,824,081

	Accumulated (deficit)			(6,849,377)

	Balance - End of Year			(750)


			2002

	Balance - Beginning of Year		5,025,296

	Net Loss				(76,036)

	Additional Paid In Capital		1,824,081

	Accumulated (deficit)			(1,274,304)

	Balance - End of Year			5,499,037




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

    April 10, 2006              By:   /S/ DAVID R. PRESSLER
-------------------              ----------------------------------------

                                 David R. Pressler
                                 President, Chief Executive Officer and
                                 Principal Financial Officer