Form 10QSB/A
period 2005-03-31
RPM ADVANTAGE, INC.
filed 2006-07-14
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB/A

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

                               (251) 367-0882
                               --------------
                         (Issuer's telephone number)

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


Report of Independent Registered Public Accounting Firm

Communitronics of America, Inc.
Daphne, AL

We have audited the accompanying balance sheets of Communitronics of America, Inc. as of December 31, 2004, and the related statements of income, changes in stockholders equity, and cash flows for each of the one year in the period ended December 31, 2004. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Companys continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and it cash flows for each of the one year in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 30, 2006



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   March 31    	December 31
                                                      2005          2004
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					850 		850

	Total liabilities				$0		$850

Equity:

Common Stock						50,253		50,253
Additional Paid In Capital				6,799,124	6,799,124
Accumulated Deficit					(6,850,227)	(6,850,227)

	Total shareholders' equity			($850)		($850)


	Total liabilities and shareholders' equity	$0		$0




                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



	Revenues:		(March 31, 2005)    (Dec 31, 2004)


	Fees				0		0
	Less:  Cost of Sales		0		0

		Total Revenues		$0 		$0


	Expenses:

	General & Administrative	0		850
	Depreciation			0		0

		Total Expenses		$0		$850


		Net Income		($0)		($850)



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31
                                                         2005           2004
                                                    (Unaudited)     (Unaudited)
                                                    ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(0)		(850)

	Changes in assets & liabilities:
	      Accounts payable				0 		850

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                      (UNAUDITED)






	Balance - Beginning of Year		(6,849,377)

	Net Loss				(0)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,849,377)

	Balance - End of Year			(0)



ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Communitronics of America, Inc.
(A Development Stage Company)
Notes to Financial Statements



NOTE #1  Organization

Communitronics of America, Inc., (formerly Oneida General Corporation) (Communitronics of America,) was organized in the state of Utah on September 21, 1970. Communitronics of America, Inc. is a provider of wireless messaging and information delivery services. The Company formely maintained an extensive network of radio towers positioned to deliver wireless messaging services throughout the coastal regions of Alabama, Louisiana, Mississippi and the Florida Panhandle.


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

NOTE #3  Income Taxes

Communitronics of America, Inc., has adopted SFAS 109 to account for income taxes. Communitronics of America, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate. Subsequent to the report Communitronics of America, had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

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

NOTE #4  Going Concern

Communtronics of America, Inc., has no assets and no operations from which it can obtain working capitaland therefore remains dependant upon its shareholders to continue to provide the minimum amounts needed to keep the corporation active. Communitronics of America, Inc., recognizes that it must find a source of working capital or Communitronics of America, Inc., may not be able to continue its existence. Current officers of Communitronics of America, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

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

NOTE #6  Subsequent Events

Our board of directors approved and adopted a Plan and Agreement of Merger (the "Merger Plan") on January 4, 2006. Under the Merger Plan, Communitronics Utah approved the merger of Communitronics Utah with and into Communitronics Nevada and the exchange of each share of Communitronics Utah for one (1) share of Communitronics Nevada. As of the close of business on December 31, 2005, the record date for shares entitled to notice of and to sign written consents in connection with the reincorporation, there were 7,705,296 shares of our common stock outstanding and 10,000,000 shares of our preferred stock outstanding.
Each share of our common stock is entitled to one vote and each share of our preferred stock is entitled to 100 votes in connection with the reincorporation. Prior to the mailing of this Information Statement, Mr. Pressler, who owns all of the preferred stock outstanding, signed written consent approving the reincorporation. As a result, the Merger
Plan has been approved and neither a meeting of our stockholders nor additional written consents are necessary. This Information Statement will be mailed or provided to the stockholders of Communitronics Utah on March 10, 2006.

Note #7  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2005

The Company had no revenues for the three month period ended March 31, 2005 same as the three month period ended March 31, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three months ended March 31, 2005, there were no capital expenditures due to a lack of cash flow.

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

General and administrative expenses increased approximately $100 from $750 in 2004 to $850 in 2005. The decrease in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the first quarter of 2005 which came from capital raising efforts.

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

                                       Communitronics of America, Inc.


Date:  July 5, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                             Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2004 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2004
<PERIOD-END>                             MAR-30-2005
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    0
<BONDS>                                  0
<PREFERRED-MANDATORY>                    10,000
<PREFERRED>                              0
<COMMON>                                 7,705
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                           .00
<EPS-DILUTED>                           .00