Form 10QSB/A
period 2005-06-30
RPM ADVANTAGE, INC.
filed 2006-07-14
CIK 1077385

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 30, 2006



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30    	December 31
                                                      2005          2004
                                                   (Unaudited)   (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					850 		850

	Total liabilities				$850		$850

Equity:

Common Stock						50,253		50,253
Additional Paid In Capital				6,799,124	6,799,124
Accumulated Deficit					(6,850,227)	(6,850,227)

	Total shareholders' equity			($850)		($850)


	Total liabilities and shareholders' equity	$0		$0




                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



	Revenues:		(June 30, 2005)    (Dec 31, 2004)


	Fees				0		0
	Less:  Cost of Sales		0		0

		Total Revenues		$0 		$0


	Expenses:

	General & Administrative	0		850
	Depreciation			0		0

		Total Expenses		$0		$850


		Net Income		($0)		($850)



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         For the Three Months
                                                            Ended JUNE 30
                                                         2005           2004
                                                      (Unaudited)    (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(0)		(850)

	Changes in assets & liabilities:
	      Accounts payable				0 		850

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED JUNE 30, 2005
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,2005

The Company had no revenues for the three month period ended June 30, 2005 same as the three month period ended June 30, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three months ended June 30,2005, there were no capital expenditures due to a lack of cash flow.

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

General and administrative expenses increased approximately $100 from $750 in 2004 to $850 in 2005. The decrease in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the second quarter of 2005 which came from capital raising efforts.

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