Form 10QSB/A
period 2005-09-30
RPM ADVANTAGE, INC.
filed 2006-07-14
CIK 1077385

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


                                                   SEPTEMBER 30 December 31
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




                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



	Revenues:		(Sept 30, 2005)    (Dec 31, 2004)


	Fees				0		0
	Less:  Cost of Sales		0		0

		Total Revenues		$0 		$0


	Expenses:

	General & Administrative	0		850
	Depreciation			0		0

		Total Expenses		$0		$850


		Net Income		($0)		($850)



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         For the Three Months
                                                            Ended SEPTEMBER 30
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






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,2005

The Company had no revenues for the three month period ended September 30, 2005 same as the three month period ended September 30, 2004, due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three months ended September 30,2005, there were no capital expenditures due to a lack of cash flow.

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

General and administrative expenses increased approximately $100 from $750 in 2004 to $850 in 2005. The increase in general and administrative expenses is attributable to a decrease in consulting fees, professional fees and travel during the third quarter of 2005 which came from capital raising efforts.

The Company's net loss increased approximately $100 from $750 in 2004 to $850 in 2005. The increase in net loss was primarily the result of the increase in operating and adminastration fees as discussed above.. The Company expects net losses to increase in future periods.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH 2004

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