Form 10KSB/A
period 2005-12-31
RPM ADVANTAGE, INC.
filed 2006-07-14
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10-KSB/A

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender years ended December 31, 2004 and 2005

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:   0-27067

                      COMMUNITRONICS OF AMERICA, INC.
               (Name of Small Business Issuer in its charter)

               Utah                                    87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               27955 Highway 98, Suite WW, Daphne, Alabama 36526
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (251) 367-0882

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2004, and 2005 were $(850) and $(50,950) .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2005, was $56,498 based on an estimated 2,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .01 par value), as of December 31, 2004 and 2005 was 7,705,236 shares.



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


Financial Information about Industry Segments

  Communitronics operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending December 31, 2004 and 2005, the Company had no foreign operations.


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

Employees

  At December 31, 2004 and 2005 Communitronics employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2004 or 2005.



                                  PART II

------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

  On November 6, 1998, Communitronics' securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP. it currently trades under the symbol RPMV.PK on the pinksheets.


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

                                                     2005       2004
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       50,950    	850

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (50,950)  $ (850)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (50,950)  $ (850)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and Communitronics's Form 10-KSB for the year ended December 31, 2005 and 2004.

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

RESULTS OF OPERATIONS FOR THE YEARS DECEMBER 31 2004 AND 2005

The Company's had no revenues for the years ended December 31, 2004 and 2005 due to a lack of inventory in 2005 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and years ended December 31, 2004 and 2005, there were no capital expenditures due to a lack of cash flow.

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

General and administrative expenses increased approximately $50,100 from $850 in 2004 to $50,950 in 2005. The increase in general and administrative expenses is attributable to a increase in contigency fees consulting fees, professional fees and travel during 2005 which came from capital raising efforts.

The Company's net loss increased approximately $50,100 from $850 in 2004 to $50,950 in 2005. The increase in net loss was primarily the result of the increase in operating and adminastration fees as discussed above. The Company expects net losses to increase in future periods.

THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH 2004

There was no revenues The lack in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock de-listed on the OTC Bulletin Board and has concentrated all efforts in this area and lack of capital due to the de-listing in August 1999.

The Company's net loss increased approximately $50,100 from $850 in 2004 to
$50,950 in 2005.   The Company expects net losses to decrease in future
periods.


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


------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2004 and 2005.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.


                                  PART III

------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------




     The directors and executive officers currently serving on the Company are as follows:

      NAME             AGE       POSITION HELD                 SINCE
     ------           -----     ---------------               -------

David R. Pressler      54       Interm Chairman of the Board,   1998
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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2004 and 2005.
David R. Pressler, the President of the Company, received no compensation in 2004 and 2005.

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

                                 PART IV

------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Communitronics filed no reports on Form 8-K during any quarter of years ended December 31, 2004 and 2005.






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

     Consolidated Statements of Cash Flows....................  F-7

     Notes to Consolidated Financial Statements...............  F-9




Report of Independent Registered Public Accounting Firm

Communitronics of America, Inc.
Daphne, AL

We have audited the accompanying balance sheets of Communitronics of America, Inc. as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 30, 2006


				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   December 31    December 31
                                                      2005          2004
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					50,950 		850

	Total liabilities				$50,950		$850

Equity:

Common Stock						50,253		50,253
Additional Paid In Capital				6,799,124	6,799,124
Accumulated Deficit					(6,900,377)	(6,850,227)

	Total shareholders' equity			($50,950)	($850)


	Total liabilities and shareholders' equity	$0		$0







                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2005

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	50,950
	Depreciation			0

		Total Expenses		$50,950


		Net Income		($50,950)


			2004

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	850
	Depreciation			0

		Total Expenses		$850


		Net Income		($850)


			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2005           2004
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(50,950)	(850)

	Changes in assets & liabilities:
	      Accounts payable				50,950 		850

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004
                                      (AUDITED)




			2005

	Balance - Beginning of Year		6,850,277

	Net Loss				(50,950)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,900,377)

	Balance - End of Year			(50,950)


			2004

	Balance - Beginning of Year		6,849,377

	Net Loss				(850)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,850,277)

	Balance - End of Year			(850)



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

NOTE #4  Going Concern

Communtronics of America, Inc., has no assets and no operations from which it can obtain working capital and therefore remains dependant upon its shareholders to continue to provide the minimum amounts needed to keep the corporation active. Communitronics of America, Inc., recognizes that it must find a source of working capital or Communitronics of America, Inc., may not be able to continue its existence. Current officers of Communitronics of America, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

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

    July 5, 2006              By:   /S/ DAVID R. PRESSLER
-------------------              ----------------------------------------

                                 David R. Pressler
                                 President, Chief Executive Officer and
                                 Principal Financial Officer