Form 10QSB
period 2006-03-31
RPM ADVANTAGE, INC.
filed 2006-07-14
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB/A

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

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


Report of Independent Registered Public Accounting Firm

Communitronics of America, Inc.
Daphne, AL

We have audited the accompanying balance sheets of Communitronics of America, Inc. as of December 31, 2005 and the related statements of income, changes in stockholders equity, and cash flows for each of the one year in the period ended December 31, 2005. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and it cash flows for each of the one year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 30, 2006



				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   March 31    	December 31
                                                      2006          2005
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					850 		850
							50,100		50,100

	Total liabilities				$50,950		$50,950

Equity:

Common Stock						50,253		50,253
Additional Paid In Capital				6,799,124	6,799,124
Accumulated Deficit					(6,900,327)	(6,900,327)

	Total shareholders' equity			($50,950)	($50,950)


	Total liabilities and shareholders' equity	$0		$0




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



			COMMUNITRONICS OF AMERICA, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31
                                                         2006           2005
                                                      (Unaudited)     (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(50,950)	(850)

	Changes in assets & liabilities:
	      Accounts payable				50,950 		850

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0






                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                      (UNAUDITED)






	Balance - Beginning of Year		(6,850,277)

	Net Loss				(50,950)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,900,377)

	Balance - End of Year			(50,950)



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

NOTE #6  Subsequent Events

Our board of directors approved and adopted a Plan and Agreement of Merger (the "Merger Plan") on January 4, 2006. Under the Merger Plan, Communitronics Utah approved the merger of Communitronics Utah with and into Communitronics Nevada and the exchange of each share of Communitronics Utah for one (1) share of Communitronics Nevada. As of the close of business on December 31, 2005, the record date for shares entitled to notice of and to sign written consents in connection with the reincorporation, there were 7,705,296 shares of our common stock outstanding and 10,000,000 shares of our preferred stock outstanding.
Each share of our common stock is entitled to one vote and each share of our preferred stock is entitled to 100 votes in connection with the reincorporation. Prior to the mailing of this Information Statement, Mr. Pressler, who owns all of the preferred stock outstanding, signed written consent approving the reincorporation. As a result, the Merger
Plan has been approved and neither a meeting of our stockholders nor additional written consents are necessary. This Information Statement was mailed and provided to the stockholders of Communitronics Utah on March 10, 2006.

Effective January 4, 2006, Communitronics of America, Inc., a Utah corporation (the Company) entered into an Agreement and Plan of Reorganization (the Agreement) among Resource Protection
Management, L.P., of Texas (Resource Protection) and David R. Pressler, the majority security holder of Resource
Protection (Shareholder).

Upon the terms and subject to the conditions of the Agreement, the holders of the equity interest of Resource Protection will exchange all of Resource Protections equity interest for a specified number of shares of the Companys common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the
Company.

The Financials of Resource Protection Management, LP were audited and the merger filed in the state of the Nevada. The new name will be RPM Advantage, Inc. (NV). The combine company will operate out of of RPM corporate headquarters in Houston Texas.



Note #7  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Communitronics together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Communitronics's Form 10-KSB for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2006

The Company had no revenues for the three month period ended March 31, 2006 same as the three month period ended March 31, 2006, due to a lack of inventory in 2006 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three months ended March 31,2006, there were no capital expenditures due to a lack of cash flow.

For the remainder of 2006, the Company's business strategy will be focused on increasing stockholder value by rasing capital and finding a strtgeic partnerto merge with. availability of financing and the ability to reduce the combined companies long-term debt. Such potential transactions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

RESULTS OF OPERATIONS


     - General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH 2005

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company tries to re-establish its presence in the Southeastern United States.

General and administrative expenses increased approximately $50,100 from $850 in 2005 to $50,950 in 2006. The increase for general and administrative expenses is attributable to a contingency fees for old debts, professional fees and travel during the first quarter of 2006 which came from capital raising efforts.

The Company's net loss increased approximately $50,100 from $850 in 2005 to $50,950 in 2006. The increase in net loss was primarily the result of the increase in operating and adminastration fees as discussed above. The Company expects net losses to increase in future periods.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH 2006

There was no revenues and the lack in revenues was primarily the result of a lack of inventory due to operating constraints. The company has been trying to raise capital since getting its stock de-listed on the OTC Bulletin Board and has concentrated all efforts in this area and lack of capital due to the de-listing in August 1999.

The Company's net loss increased approximately $50,100 from $850 in 2005 to
$50,950 in 2006.   The Company expects net losses to decrease in future
periods.


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

                                       Communitronics of America, Inc.


Date:  July 5, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2004 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2005
<PERIOD-END>                             MAR-30-2006
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    50,950
<BONDS>                                  0
<PREFERRED-MANDATORY>                    10,000
<PREFERRED>                              0
<COMMON>                                 7,705
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                           .00
<EPS-DILUTED>                           .00