Form 10QSB
period 2006-06-30
RPM ADVANTAGE, INC.
filed 2006-08-22
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2006

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

          For the transition period from ___________ to ___________


          Commission File Number: 0-27067


                            RPM ADVANTAGE, INC.
                       ---------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


               Nevada                              87-0285684
               ------                             ------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                31847 State Hwy 249, Pinehurst, Texas 77362
               ------------------------------------------------
                   (Address of principal executive offices)

                               (281) 252-9311
                               --------------
                         (Issuer's telephone number)


			Communitronics of America, Inc.
                27955 Hwy. 98, Suite WW, Daphne, Alabama 36526
                             ------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer: (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                       ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes     No  X
                                     ---    ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 44,535,296 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.
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





Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558


Report of Independent Certified Public Accountants


Board of Directors
RPM Advantage, Inc.

We have reviewed the accompanying consolidated balance sheets of RPM Advantage, Inc. and Subsidiary as of June 30, 2006 and the related consolidated statements of income, stockholders equity, and cash flows for the three-month periods and six month periods then ended. These interim financial statements are the responsibility of the Companys management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.



Terance L Kelley
Certified Public Accountant
August 21, 2006
Fairlawn, Ohio





				   RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                       JUNE 30      JUNE 30       DECEMBER 31
                                        2006          2005          2005
                                     (Unaudited)   (Unaudited)    (Audited)
                                   -------------  ------------   ------------

     Assets

Current asset:

  Cash and Cash Equivalents          100,112		    0		    0
  Accounts Receivables             3,413,865		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   3,115,330		    0		    0
  Prepaid Expenses                    38,614                0               0

 Inventory		             728,316 		    0		    0

Long Term Assets:

 Total Fixed Assets	             396,687		    0		    0


Total Assets		           7,792,924
   Liabilities and Stockholders'
   Equity

Current Liabilities
   Accounts Payable	           1,674,779 		   850		50,950

 Other current Liabilities         4,101,627 		     0		     0

Long Term Liabilities

 Total Long Term                   1,021,910		     0		     0

Total Liabilities	           6,798,316		   850 		50,950

Common Stock	                      44,535		50,253		50,253

Additional Paid In Capital     	   6,901,971	     6,799,124	     6,799,124

Accumulated Deficit		  (5,951,898)	    (6,850,227)	    (6,850,227)

Net Equity		           994,608		  (850)	       (50,950)

Total Liab. And Owner
Equity	                           7,792,924		     0		     0






				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
				   (UNAUDITED)

		    (JUNE 30, 2006)    (JUNE 30 2005)

REVENUE		        3,948,585 		    0


COST OF SALES		2,474,641		    0

GROSS PROFIT		1,473,944 		    0

General & Administrative
 (Less: interest, taxes
 and depreciation)	1,230,574		    0

INTEREST EXPENSE	   81,466 		    0

DEPRECIATION EXPENSE	   23,519 		    0

AMORTIZATION EXPENSE	      147		    0

TAX EXPENSE		        0 		    0

TOTAL EXPENSES		1,335,706		    0

NET ORDINARY INCOME	  138,238		    0

OTHER INCOME		   25,167		    0

OTHER EXPENSE		 	0		    0

NET OTHER INCOME	   25,167 		    0

Net Income		  163,405 		    0



Net income per
share: Basic          $     0.004         $      0.00

       Diluted        $     0.004         $      0.00

Weighted average
number of shares
outstanding : Basic    44,535,000	    7,705,296

            Diluted    44,535,000           7,705,296





				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE SIX MONTHS ENDED
                                     (UNAUDITED)

		    (JUNE 30, 2006)    (JUNE 30 2005)  (DEC 31, 2005)

REVENUE		        7,597,414 		    0		   0


COST OF SALES		4,692,887		    0		   0

 GROSS PROFIT		2,904,527 		    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	2,577,018		    0 		   0

INTEREST EXPENSE	  164,708 		    0		   0

DEPRECIATION EXPENSE	   47,039 		    0		   0

TAX EXPENSE		    8,040 		    0		   0

 TOTAL EXPENSES		 2,796805		    0	      50,950

NET ORDINARY INCOME	  107,722		    0		   0

OTHER INCOME		  149,860		    0		   0

OTHER EXPENSE		  (17,743)		    0 		   0

NET OTHER INCOME	  132,118 		    0		   0

Net Income		  239,839 		    0	     (50,950)

Net income per
share: Basic          $     0.004         $      0.00	$	0.00

       Diluted        $     0.004         $      0.00	$	0.00

Weighted average
number of shares
outstanding : Basic    44,535,000	    7,705,296	   7,705,296

            Diluted    44,535,000           7,705,296	   7,705,296





				 RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                           For the period   For the Three Months
                                             April 4 - June 30   Ended JUNE 30
                                                 2006             2005
                                             (Unaudited)       (Unadited)
                                            ------------       ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	          163,405 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                   23,519	      0
     Increase in Accounts Receivable		          (86,847)
     Increase in Costs and Estimated Earnings
           in Excess of Billings			  (77,095)
     Increase in Prepaid Assets			             (125)	      0
     Increase in Inventory                                 (9,752)	      0
     Increase in Accounts Payable		           16,536 	      0
     Increase in Other Current Liabilities	           85,321 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		  72, 227	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES			        0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net Decrease in long-term debt	          (66,762) 	      0


NET CASH USED IN FINANCING ACTIVITIES		          (66,762) 	      0

INCREASE IN CASH				           5, 465	      0

CASH - BEGINNING OF PERIOD				   94,647	      0

CASH - END OF PERIOD				          100,112 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           71,403 	     0
      Taxes						    8,025 	     0







			         RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                             For the period   For the Six Months
                                             April 4 - June 30, Ended JUNE 30
                                                   2006               2005
                                               (Unaudited)         (Unaudited)
                                              ------------       ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	          163,405 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                   23,519	      0
     Increase in Accounts Receivable		          (86,847)
     Increase in Costs and Estimated Earnings
           in Excess of Billings			  (77,095)
     Increase in Prepaid Assets			             (125)	      0
     Increase in Inventory                                 (9,752)	      0
     Increase in Accounts Payable		           16,536 	      0
     Increase in Other Current Liabilities	           85,321 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		  72, 227	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES			        0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net Decrease in long-term debt	          (66,762) 	      0


NET CASH USED IN FINANCING ACTIVITIES		          (66,762) 	      0

INCREASE IN CASH				           5, 465	      0

CASH - BEGINNING OF PERIOD				   94,647	      0

CASH - END OF PERIOD				          100,112 	      0



Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           71,403 	     0
      Taxes						    8,025 	     0





				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period April 4 - JUNE 30, 2006
                                      (UNAUDITED)




								  Total
		  Common Stock    Additional	  Accumulated  Stockholder
		Amount Shares     Paid-in Capital  Deficit	  (Deficit)
								   /Equity


MAR 31, 2006    44,535  43,535,000 6,901,971    (5,938,919)
1,007,587


Common Stock
issued
for
acquisitions             1,000,000



Net Income/(Loss)				   163,405       163,405

Balance
-------------------------------------------------------------
6/30/2006      $44,535  44,535,000   6,901,971    (5,775,514)
                                                   1,170,992
-------------------------------------------------------------






ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements



NOTE #1  Organization, Nature of Operations and Basis of Presentation

RPM Advantage, Inc., (formerly Communitronics of America, Inc.) was organized in the state of Utah on September 21, 1970 and re-incorporated in Nevada in April 2006. RPM Advantage, Inc.
is a provider of wireless and fixed based information delivery services in the security industry.

The Company furnishes, constructs and installs fully integrated turnkey security systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the eastern and southwestern portions of the United
States. The Company also licenses the security technology it installs. The Company considers itself to be one operating segment.


NOTE #2  Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2005. The Company has made no significant changes to these policies during 2006.



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

H.	Cash: The company policy for any cash balances above $100,000 in any
	one account is to sweep the funds into a company brokerage account, which under the Securities Investor Protectors Corporation, insures cash balances up to $5,000,000.

I.	Impairment of Long-Lived Assets:  In accordance with Statement 144,
	long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer
	depreciated. The assets	and liabilities of a disposal group classified
	as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

	Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the assets fair value.
	For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.

	Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting units goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

J.	Accounts receivable are recorded at the invoiced amount
	and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.
	The allowance for doubtful accounts is the Companys best estimate of the amount of probable credit losses in the Companys existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance for doubtful accounts at June 30 2006 is $29,480.

K. Principles of Consolidation. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE #3  Income Taxes

RPM Advantage, Inc., has adopted SFAS 109 to account for income taxes. Communitronics of America, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate. Subsequent to the report Communitronics of America, had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

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


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


Note #5  Stockholders' Equity


As  of  June  30,  2006,  there  was   approximately   44,535,000  of
$.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of June 30, 2006.

Note #6 Long - Term Debt

Long - term debt at June 30, 2006 consists of the following:

On June 2, 2005 the Company and its Subsidiary Aculan, Inc. refinanced and termed out a portion of their existing lines of credit.
The note, to Banknorth, is payable in monthly installments of $15,392 including interest. Interest is computed at a fixed rate of 7.50% for seven years. The final payment is due June 2012. This note is collateralized by a lien in all assets of the Company and its Subsidiaries.

In addition the note has been guaranteed by a Trust holding real estate leased by the Corporation. The note is cross-collateralized between the Company and its Subsidiaries.
								$ 2,872,085

The note to Banknorth is payable in monthly installments of $8,923 including interest. Interest is computed at a fixed rate of 6.96% for four years. The final balloon payment is due June 2009. The note is collateralized by a first lien on all assets of the Company.

								 $425,932

On April 20, 2004 a newly formed Subsidiary of the Company,
Corporate Communications Service Company, Inc., received financing for the acquisitions of certain assets of Corporate
Communications Services Inc. This debt is payable in monthly installments of $2,700 a month including interest. Interest is computed at fixed rate of 6.4% for five years. The final payment is due April 2009.
								$ 64,198

This note is collateralized by a lien in all assets of Corporate
Communications Services Company Inc. In addition the note has been guaranteed by the Company and its Subsidiary Aculan, Inc.,

								$ 96,872

Installment notes to various banks, GMAC and Dell financing, payable in monthly installments totaling $6,022 including interest.
The interest rates for these notes range from 0% to 18.99%.
The twelve notes are secured by motor vehicles, equipment.
The final payments are May 2005, October 2005, April
2006, March 2007, February 2008, September 2008, November 2008, and May 2009.

								  $ 207,719

Capital leases, the Company leases two pieces of equipment under a 60 and 36 month respectively non cancelable, $ 1 purchase price lease agreements. These leases are payable in monthly installments totaling $1,474 including interest. The interest rates on these notes are 9.925% & 25.837% respectfully. The final payments are due April 2008 and April 2010.
								$ 45,861


								3,712,667

Less current portion:					      ( 2,690,757)

							      $ 1,021,910
Maturities of long-term debt are as follows:
	Year ending
	December 31						  Amount

2006	                                                         268,561
2007	                                                         263,112
2008	                                                         187,800
2019	                                                         123,235
2010	                                                         132,631
Thereafter                                                     	 46,574
							--------------
								$1,021,910


The note payables of each reported period is as follows


			June 30, 2006	June 30,2005	December 31, 2005
			-------------	------------	-----------------

			3,712,667	     0			0

Less
current portion:      ( 2,690,757)	     0			0

		      $ 1,021,910	     0			0





Note 6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39


The value of Plant, Property, and Equipment is comprised of the following at June 30, 2006

Leasehold Improvements		$282,516
Office Equipment		$119,934
Computers and Software		$176,106
Office Furniture & Fixtures	$124,050
Autos & Trucks			$244,419

Accumulated Depreciation	(550,339)

Total PP & E			$396,686

The value of Plant, Property, and Equipment is comprised of the following at June 30, 2005

Leasehold Improvements		$0
Office Equipment		$0
Computers and Software		$0
Office Furniture & Fixtures	$0
Autos & Trucks			$0

Accumulated Depreciation	(0)

Total PP & E			$0



The value of Plant, Property, and Equipment is comprised of the following at December 31, 2005

Leasehold Improvements		$0
Office Equipment		$0
Computers and Software		$0
Office Furniture & Fixtures	$0
Autos & Trucks			$0

Accumulated Depreciation	(0)

Total PP & E			$0



Note 7 Inventory

Inventory at June 30, 2006 primarily consists of materials awaiting installation or allocation to a specific contract or job.
The company does not purchase any inventory for resale to customers and therefore has elected not recorded a reserve against the inventory balance for stale or unusable inventory.

							June 30, 2006

Inventory (Unbilled or allocated materials)                $  728,316


There was no inventory at June 30, 2005.

 							June 30, 2005

Inventory (Unbilled or allocated materials)                $  0



There was no inventory at December 31, 2005.

							December 31, 2005

Inventory (Unbilled or allocated materials)                $  0



Note 8 Accounts Receivables

The acounts receivables for the reported periods are

 JUNE 30      JUNE 30       DECEMBER 31
 2006          2005          2005
 (Unaudited)   (Unaudited)    (Audited)
 -------------  ------------   ------------
  3,413,865	    0		    0



Note 9 Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted Contracts, represents revenues recognized in excess of amount billed, once billed the amounts are recorded as accounts receivable.
The balance of Costs and Estimated Earnings in Excess of Billings at June 30, 2006 is $3,115,330.

Note 10 Business Reorganization

Effective January 3, 2006, Communitronics of America, Inc., a Utah corporation (the Company) entered into an Agreement and Plan of Reorganization (the Agreement) among Resource Protection
Management, Inc., a Texas corporation (Resource Protection) and Allen Fletcher, the majority security holder of Resource Protection (Shareholder). Being that the company had limited resources and limited operations at the time of the acquisition of Resource Protection Mangement, LP , the combination was treated as a reverse acquisition whereby the acquired company are treated as the acquirer.

Upon the terms and subject to the conditions of the Agreement, the holders of the equity interest of Resource Protection will exchange all of Resource Protections equity interest for a specified number of shares of the Companys common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the Company. Being that the company had limited resources and Limited operations at the time of the acquisition of Resource Protection Mangement, LP , the combination was treated as a reverse acquisition whereby the acquired company are treated as the acquirer.

The Financials of Resource Protection Management, LP were audited and the merger filed in the state of the Nevada. The new name will be RPM Advantage, Inc. (NV). The combine company will operate out of RPM corporate headquarters in Houston Texas. The transaction was effective on April 4, 2006.
The Company's Un-audited Balance sheet at the completed transaction Date of April 4 is presented below:

RESOURCE PROTECTION MANAGEMENT, L.P.
		BALANCE SHEET
		APRIL 4, 2006
		(Unaudited)

		ASSETS

Current assets:
	Cash and Cash equivalents		$16,104
	Accounts Receivable			$159,761
	Prepaid Expenses			$871
	Equipment, Furniture & Fixtures		$80,433
	Accumulated Depreciation		(80,433)

Total current assets				$176,736

Total assets


	     LIABILITIES

Accrued expenses and Accounts Payable		$415,304
Notes Payable

Total Liabilities

Net Members Equity				$(592,040)


Total liabilities and member equity	 	$176,736



Effective May 4, 2006, RPM Advantage, Inc. (formerly
Communitronics of America, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusetts corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

Upon the terms and subject to the conditions of the Agreement, RPM will exchange one million (1,000,000) shares of RPM restricted common stock for all of the outstanding common stock of Buchanan. The Company will acquire all of the issued and outstanding equity interest of Buchanan, making Buchanan a wholly-owned subsidiary of the Company and operate out of RPM new corporate headquarters in Houston Texas and Buchanan's Offices in Uxbridge, MA.

The aggregate value of the trasaction is seventeen million dollars ($17,000,000) of RPM Advantage common stock and the assumption of three million, three hundred thousand($3,300,000) in debt.

The Financials of Buchanan Electric, Inc. were audited and the merger filed in the state of the Nevada. RPM Advantage, Inc. will continue to be the name of the combine company.


The Company's Un-audited Balance sheet at the completed transaction Date of May 4 is presented below


			BUCHANAN ELECTRIC, INC.
				BALANCE SHEET
				MAY 4, 2006
				(UNAUDITIED)

Cash					78,543

Accounts Rec.				3,177,009

Costs in Excess of Billings		2,985,498

Prepaid Expenses 			   37,618


Inventory				  718,564



Total Fixed Assets                        396,687




Total Assets				7,393,919


Accounts Payable			1,242,939

Other current liabilities		4,016,396

Total Long Term				1,088,672

Total Liabilities			6,763,311


Common Stock 				44,535

APIC 					6,901,971

A/D 					(6,315,898)

Net Equity 				630,608

Total Liab. And Owner Equity  		7,393,919





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and RPM Advantage's Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of its income and comprehensive income for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated by reference may include Forward-Looking Statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The Company intends the Forward-Looking Statements to be covered by the Safe Harbor Provisions for Forward-Looking Statements. All statements regarding the Companys expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are Forward-Looking Statements. The Forward-Looking Statements are based on current estimates and projections about our industry and our business. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Company's ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world.

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

OVERVIEW

The Company is a provider of wireless and fixed and information delivery services along with security related digital data. The Company furnishes, constructs and installs fully integrated turnkey security systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the eastern and southwestern portions of the United States. The Company also licenses the security technology it installs. The Company considers itself to be one operating segment.


The Company once had a network of 14 radio towers (one tower was owned by the Company and 13 towers were leased) to deliver wireless services in the coastal regions of Alabama, Louisiana, Mississippi and the Florida panhandle. The Company owned seven Certificates of Public Convenience and Necessity issued by the Alabama Public Service Commission and 34 frequencies licensed by the Federal Communications Commission. These certificates and licenses allowed the Company to provide wireless messaging services in these geographic areas.

 After a period of refocusing the corporation and its direction. The company has since the start of the 2006 fiscal year, has maintain a growth strategy of making a series of acquisitions in the wireless and fixed based communications, security and communications and cable installment industry.

On April 10, 2006, the Company entered into an Agreement and Plan of Reorganization among Resource Protection Management, Inc., a Texas corporation and Allen Fletcher the majority security holder of Resource Protection.

Under the terms of the conditions of the Agreement, the holders of the equity interest of Resource Protection has exchanged all of Resource Protections equity interest for a specified number of shares of the Companys common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the Company.

The Financials of Resource Protection Management, LP were audited and the merger filed in the state of the Nevada. The Company changed its name to RPM Advantage, Inc. (NV). The combine company is now operated out of RPM corporate headquarters in Houston Texas.

On May 4, 2006, the Company entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization with Buchanan Electric, Inc. a Massachusetts corporation and James Buchanan, the sole security holder of Buchanan Electric, Inc.

Under the terms and the conditions of the Agreement, RPM has exchanged one million (1,000,000) shares of RPM restricted common stock for all of the outstanding common stock of Buchanan. The Company will acquire all of the issued and outstanding equity interest of Buchanan, making Buchanan a wholly-owned subsidiary of the Company. The aggregate value of the trasaction is seventeen million dollars ($17,000,000) of RPM Advantage common stock and the assumption of three million, three hundred thousand($3,300,000) in debt.

The Financials of Buchanan Electric were audited and the merger will be filed in the state of the Nevada. The name will remain
RPM Advantage, Inc. (NV). The combine company will have revenues exceeding sixteen million ($16,000,000) per year and operate out of RPM's new corporate headquarters in Houston Texas and Buchanan's Offices in Uxbridge, MA.

The Company supports its operations from its executive offices in Pinehurst, Texas,

The geographic areas served by the Company covers approximately
20,000,000 persons.

Economic and Other Factors

The post September 11th era has generally been characterized by a favorable business climate for suppliers of electronic security products and services. The Company believes the security equipment market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,2006

Sales for the three months ended June 30, 2006 increased to $3,948,585 as compared to none for the same period a year ago. Sales for the six months ended June 30, 2006 increased to $7,597,414 as compared to none for the same period a year ago. The increase in sales for the three and six months was mainly due to the two acquisitions made duing this period.

The Company's gross profit for the three months ended June 30, 2006 increased to $1,473,944 or 37.32% of sales as compared to none for the same period a year ago. The Company's gross profit for the six months ended June 30, 2006 to $2,904,527 or 38.23% of sales as compared to none for the same period a year ago. The increase in gross profit was due primarily to the increase in sales from the newly acquired subsidairies

Selling, general and administrative expenses for the three months ended
June 30, 2006 increased to $1,230,574, or 31.16% of sales, as compared to none a year ago. Selling, general and administrative expenses for the six months ended June 30, 2006 increased to $2,577,018, or 33.91% of sales, as compared to none a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended June 30, 2006 increased to $81,466 as compared to none for the same period a year ago. Interest expense, net for the six months ended June 30, 2006 increase to $164,708 as compared to none for the same period a year ago. The increase in the third quarter of fiscal 2006 resulted primarily from the increase in interest rates .

Net income increased to $163,405 or $0.004 per share for the three months ended June 30, 2006 as compared to none or $0.00 per share for the same period a year ago. Net income increased to $239,839 or $0.005 per share for the six months ended June 30, 2006 as compared to none or $0.00 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes that came from the acquired subsidiaries.

Liquidity and Capital Resources

During the six months ended March 31, 2006 the Company utilized all of its cash generated from operations plus proceeds from its revolving line of credit to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations and its revolving credit agreement will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at June 30, 2006 increased to $3,413,865 as compared to none at June 30, 2005. This decrease is primarily the result of the higher sales volume during the quarter ended June 30, 2005 as compared to the quarter ended March 31, 2006 from the acquired operating subsidairies.


As of June 30, 2006, the Company's credit facility consisted of an $2,000,000 secured revolving credit agreement. As of June 30, 2006 there was approximately $0 available under the secured revolving credit facility.

As of June 30, 2006 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2006 and throughout the year 2007, the Company's business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic partners to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


Quantitative and Qualitative Disclosures About Market Risk

The Company's principal financial instrument is long-term debt consisting of a revolving credit and term loan facility that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended June 30, 2006.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Effective January 3, 2006, Communitronics of America, Inc., a Utah corporation (the Company) entered into an Agreement and Plan of Reorganization (the Agreement) among Resource Protection
Management, Inc., a Texas corporation (Resource Protection) and Allen Flecther, the majority security holder of Resource
Protection (Shareholder).

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

Effective May 4, 2006, RPM Advantage, Inc. (formerly
Communitronics of America, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusetts corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

Upon the terms and subject to the conditions of the Agreement, RPM will exchange one million (1,000,000) shares of RPM restricted common stock for all of the outstanding common stock of Buchanan. The Company will acquire all of the issued and outstanding equity interest of Buchanan, making Buchanan a wholly-owned subsidiary of the Company. The aggregate value of the transaction is seventeen million dollars ($17,000,000) of RPM Advantage common stock and the assumption of three million, three hundred thousand($3,300,000) in debt.

The Financials of Buchanan Electric were audited and the merger will be filed in the state of the Nevada. The name will remain RPM Advantage, Inc. (NV). The combine company will have revenues exceeding sixteen million ($16,000,000) per year and operate out of RPM new corporate headquarters in Houston Texas and Buchanan's Offices in Uxbridge, MA.

The aggregate value of the trasaction is seventeen million dollars ($17,000,000) of RPM Advantage common stock and the assumption of three million, three hundred thousand($3,300,000) in debt.

The Financials of Buchanan Electric, Inc. were audited and the merger filed in the state of the Nevada. RPM Advantage, Inc. will continue to be the name of the combine company.
The company will operate out of of RPM corporate headquarters in Houston Texas and the regional offices in the Boston area.

Item 4.01  Changes in Registrant Certifying Accountant

a) On May 10, 2006 the Registrant Board of Directors dismissed Toussiant and Associates, CPA (Toussaint) as its independent auditors. On May 10, 2006, the Registrant Board of Directors engaged Pollard-Kelley Auditing Services, Inc., Fairlawn, Ohio to serve as the Registrant's independent public accountants and to audit the Registrant's financial statements for the years ended December 31, 2004 and 2005. The Registrant does not have an Audit Committee.

During the Registrant two prior fiscal years and the period from December 31, 2002 through the date of its dismissal, there have been no disagreements with Toussaint on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Toussaint would have caused it to make reference thereto in its reports on the Registrant's financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Toussaint reports on the financial statements of the Registrant for the years ended Decmber 31, 2002, and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for both years indicated that there was a substantial doubt as to the Registrant ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.


b) During the fiscal years of the Registrant ended December 31, 2004 and December 31, 2005 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Pollard-Kelley Auditing Services, Inc. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Pollard-Kelley Auditing Services, Inc. concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event
(as described in paragraph 304(a)(1)(v) of Regulation S-K).







                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RPM Advantage, Inc.


Date:  August 15, 2006               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2006 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2005
<PERIOD-END>                             JUNE-30-2006
<CASH>                                   100,112
<SECURITIES>                             0
<RECEIVABLES>                            3,413,865
<ALLOWANCES>                             0
<INVENTORY>                              759,988
<CURRENT-ASSETS>                         4,242,293
<PP&E>                                   975,245
<DEPRECIATION>                           23,519
<TOTAL-ASSETS>                           7,969,308
<CURRENT-LIABILITIES>                    5,776,406
<BONDS>                                  0
<PREFERRED-MANDATORY>                    0
<PREFERRED>                              0
<COMMON>                                 44,535
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             7,969,308
<SALES>                                  3,948,585
<TOTAL-REVENUES>                         3,948,585
<CGS>                                    2,474,641
<TOTAL-COSTS>                            2,474,641
<OTHER-EXPENSES>                         1,254,0
<LOSS-PROVISION>                         1,230,721
<INTEREST-EXPENSE>                       81,466
<INCOME-PRETAX>                          138,238
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      25,167
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             163,405
<EPS-PRIMARY>                           .004
<EPS-DILUTED>                           .004