Form 10-K
period 2006-12-31
RPM ADVANTAGE, INC.
filed 2011-04-28
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender years ended December 31, 2005 and 2006

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:   0-27067

                      RPM ADVANTAGE, INC.
               (Name of Small Business Issuer in its charter)

               NEVEDA                                    87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               2500 WEST LOOP SOUTH, SUITE 304, HOUSTON, TEXAS 77027
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (713) 583-4225

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable
Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $ .001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   [x] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2006, and 2005 were $(50,950) and $(51,950) .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2006, was $28,249,360 based on an estimated 2,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2005 and 2006 was 44,535,286 shares.



                             INDEX TO FORM 10-KSB
                                     of
                        RPM ADVANTAGE, INC.



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


                                   PART I

------------------------------------------------------------------------------
Item 1.  Description of Business
------------------------------------------------------------------------------

General

  RPM Advantage, Inc., (formerly Communitronics of America,Inc.)
was organized in the state of Utah on September 21, 1970 and re-incorporated in Neveda in April 2006.

The Company is a independent operator in the Exploration and Production (E & P) segement of oil an gas industry. The Company. The focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enchanced recovery technologies. The Company considers itself to be one operating segment.

  RPM Advantage's overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by acquring new leases or acquiring other oil and gas companies.

Petroleum Industry Background

  The petroleum industry includes the global processes of exploration, extraction, refining, transporting (often by oil tankers and pipelines), and marketing petroleum products. The largest volume products of the industry are fuel oil and gasoline (petrol). Petroleum is also the raw material for many chemical products, including pharmaceuticals, solvents, fertilizers, pesticides, and plastics. The industry is usually divided into three major components: upstream, midstream and downstream. Midstream operations are usually included in the downstream category.

Petroleum is vital to many industries, and is of importance to the maintenance of industrial civilization itself, and thus is a critical concern for many nations. Oil accounts for a large percentage of the worlds energy consumption, ranging from a low of 32% for Europe and Asia, up to a high of 53% for the Middle East.

Other geographic regions consumption patterns are as follows: South and Central America (44%), Africa (41%), and North America (40%). The world consumes 30 billion barrels (4.8 km) of oil per year, with developed nations being the largest consumers. The United States consumed 25% of the oil produced in 2007.[1] The production, distribution, refining, and retailing of petroleum taken as a whole represents the world's largest industry in terms of dollar value.




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry,as a independent oil and gas producer. As of and for the years ending December 31, 2005 and 2006, the Company had no foreign operations.



Employees

  At December 31, 2005 and 2006 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

------------------------------------------------------------------------------
Item 2.  Description of Property
------------------------------------------------------------------------------

  RPM Advantage owns no property or any other real estate

  The Company believes that its current office facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.


------------------------------------------------------------------------------
Item 3.  Legal Proceedings
------------------------------------------------------------------------------

  During the first quarter of 2007, the firm was informed that TD BankNorth of Boston, MA had filed a lawsuit against Buchanan Electric,Inc. a former merger prospect of the Company. TD BankNorth alleged that Buchanan did not repay 3.8 million in loans personally guaranteed by Buchanan.
Buchanan Electric sued RPM Advantage as a thrid party defendent to the TD BankNorth suit and alleged that RPM Advantage was in Breached of Contract, and futher alleging that the damages were in excess twenty million dollars. The Company believed that the suit was of zero true merit and defended the actions for over three plus years, the suit was settled for the amount of $50,000 and the case ended in the fourth quarter of 2010.

There is currently no other legal proceedings.


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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2005 or 2006.



                                  PART II

------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

  On November 6, 1998, RPM Advantage, Inc's securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP. it currently trades under the symbol RPMV.PK on the pinksheets.


  The following table presents, for the periods indicated, the reported high and low transaction prices for Communitronics Common Stock for the periods such securities were traded on OTC NASDAQ as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


     Year Ended December 31, 2005          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                       .05                 .01
          3rd Quarter                       .05                 .01
          4th Quarter                       .05                 .01

     Year Ended December 31, 2006          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                     18.00 *             18.00
          3rd Quarter                     18.00               18.00
          4th Quarter                     18.00               10.00

  As of December 31, 2006, 44,535,286 shares of common stock were outstanding. Also as of December 31, 2006, there were 925 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

  RPM Advantage has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

* price adjusted due to an one for six hundred reverse split (1 for 600) executed on 4/12/2006

------------------------------------------------------------------------------
Item 6.  Selected Financial Data
------------------------------------------------------------------------------

  The following table presents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                     2006       2005
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       51,950    	50,950

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (51,950)  $ (50,950)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (51,950)  $ (50,950)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2005 and 2006.

In the opinion of management, the accompanying AUDITED consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2005 and December 31, 2006, and the results of its income and comprehensive income for the twelve month periods ended December 31, 2006 and 2005 and cash flows for the twelve months ended December 31, 2006 and 2005.


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference may include Forward-Looking Statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the
Exchange Act of 1934.

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

OVERVIEW

The Company is a independent operator in the Exploration and Production (E & P) segement of oil an gas industry. The Company. The focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enchanced recovery technologies. The Company considers itself to be one operating segment.

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


After a period of refocusing the corporation and its direction. The company has since the start of the 2006 fiscal year, has maintain a growth strategy of making a series of acqusitions in Exploration and Production segement of the oil and gas industry.

On April 10, 2006, the Company entered into an Agreement and Plan of Reorganization among Resource Protection Management, Inc., a Texas corporation and Allen Flectcher the majority security holder of Resource Protection.

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

The officers and directors of RPM and Resource Protection agreed on December 7, 2006 that the transaction was rescinded and reversed and not never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Resource Protection, immediately , all of the partnership or memebership interested of Resource Protection which were transferred to us. In return, Rsource Prtection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.


On May 4, 2006, the Company entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization with Buchanan Electric, Inc. a Massachusettes corporation and James Buchanan, the sole security holder of Buchanan Electric, Inc.

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

By the terms of the Agreement RPM was to acquire all of the issued and outstanding equity interest owned by Buchanan in the company, making Buchanan Electric a wholly owned subsidiary of the company. We have been advised that in your opinion Buchanan, and in the opinion of Buchanan counsel, the merger agreement was never consummated and thatthe shares of Buchanan Electric were never transferred to RPM in exchange for the RPM shares pursuant to the transaction identified, Due to the inabilitiy of the Buchanan to be refinance and the Mr. Buchanan desire to not extend our option time to finish the refinancing.

The officers and directors of RPM agree that the transaction was never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Buchanan, immediately , all of the shares of common stock of Buchanan which were transferred to us. In return, Buchanan shall return to RPM the 1,000,000 shares of RPM restricted common stock transferred to Buchanan. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Buchanan shall own no shares of RPM, and RPM shall own no shares of Buchanan.

The Company supports its operations from its executive offices in Houston, Texas.

The geographic areas the Company is looking to explore includes
Texas, Oklahoma, Kansas, Arkansas, Louisana, Mississippi and all other United States onshore leases .

Economic and Other Factors

The post September 11th era has generally been characterized by a favorable business climate for suppliers of Oil an natural gas. The Company believes the Exploration and Production market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards in Oil producing nations and a continued world-wide demand for Energy.

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance.

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHs ENDED DECEMBER 31,2006

Sales for the twelve months ended March 31, 2006 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2006 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the twelve months ended December 31, 2006 remained the same at $0,as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the twelve months ended December 31, 2006 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the twelve months ended December 31, 2006 as compared to none or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

During the twelve months ended December 31, 2006 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at December 31, 2006 remained the same at $0 as compared to $0 at December 31, 2005.


As of December 31, 2006 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2006 and throughout the year 2007, the Company's business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2005 and 2006.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.


                                  PART III

------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------




     The directors and executive officers currently serving on the Company are as follows:

      NAME             AGE       POSITION HELD                 SINCE
     ------           -----     ---------------               -------

David R. Pressler      63       Interm Chairman of the Board,   1998
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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2005 and 2006.
David R. Pressler, the President of the Company, received no compensation in 2005 and 2006.

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

------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

  The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 10.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000               0.022%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            79.79%
510 Saint James Place
Suite 110
Houston, Texas 77057

Cede & Co.                Common Stock         4,997,724            11.22%
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


(2) Cede & Co. is a nominee holder of shares of Common Stock of the Company as a depository for brokerage firms and others.


------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

  In connection with the reorganization of the Company in April 2006, David R. Pressler, a director and President of the Company, received 100,000 shares of Common Stock of the Company, valued at $0.10 per share, for 100% of his shares of Communitronics, Inc.; The terms of this transaction were at least as favorable to the Company as you would expect to negotiate with an unaffiliated third party in a similar transaction.

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

The officers and directors of RPM and Resource Protection agreed on December 7, 2006 that the transaction was rescinded and reversed and not never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Resource Protection, immediately , all of the partnership or memebership interested of Resource Protection which were transferred to us. In return, Rsource Prtection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.
Effective May 4, 2006, RPM Advantage, Inc. (formerly
Communitronics of America, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusettes corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

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

By the terms of the Agreement RPM was to acquire all of the issued and outstanding equity interest owned by Buchanan in the company, making Buchanan Electric a wholly owned subsidiary of the company. We have been advised that in your opinion Buchanan, and in the opinion of Buchanan counsel, the merger agreement was never consummated and thatthe shares of Buchanan Electric were never transferred to RPM in exchange for the RPM shares pursuant to the transaction identified, Due to the inabilitiy of the Buchanan to be refinance and the Mr. Buchanan desire to not extend our option time to finish the refinancing.

The officers and directors of RPM agree that the transaction was never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Buchanan, immediately , all of the shares of common stock of Buchanan which were transferred to us. In return, Buchanan shall return to RPM the 1,000,000 shares of RPM restricted common stock transferred to Buchanan. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Buchanan shall own no shares of RPM, and RPM shall own no shares of Buchanan..






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

     Consolidated Statements of Shareholders' Equity..........  F-6

     Consolidated Statements of Cash Flows....................  F-7

     Notes to Consolidated Financial Statements...............  F-9




Report of Independent Registered Public Accounting Firm

RPM ADVANTAGE, Inc.
Houston, TX

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street, Suite 102
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS REPORT

To the Stockholders
RPM Advantage

We have audited the accompanying balance sheets of RPM Advantage, Inc. as of December 31, 2010, 2009, 2008, 2007, and 2006, and the related statements of operations and changes in stockholders deficit and cash
flows for the years then ended.   These financial statements are the
responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards as well as standards required by the Public Companies Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a large accumulated deficit
through December 31, 2010.   This condition raises substantial doubt
about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Advantage, Inc.
as of December 31, 2010, 2009, 2008, 2007 and 2006 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   December 31    December 31
                                                      2006          2005
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					51,950 		50,950

	Total liabilities				$51,950		$50,950

Equity:

Common Stock						50,253		50,253
Additional Paid In Capital				6,799,124	6,799,124
Accumulated Deficit					(6,900,377)	(6,850,227)

	Total shareholders' equity			($51,950)	($50,950)


	Total liabilities and shareholders' equity	$0		$0







                            RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2006

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	51,950
	Depreciation			0

		Total Expenses		$51,950


		Net Income		($51,950)


			2005

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	1000
	Depreciation			0

		Total Expenses		$1000


		Net Income		($1000)


			RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2006           2005
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					(51,950)	(50,950)

	Changes in assets & liabilities:
	      Accounts payable				51,950 		50,950

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005
                                      (AUDITED)




			2006

	Balance - Beginning of Year		6,850,277

	Net Loss				(51,950)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,900,377)

	Balance - End of Year			(51,950)


			2005

	Balance - Beginning of Year		6,849,377

	Net Loss				(50,950)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,850,277)

	Balance - End of Year			(50,950)



ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements





ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements



NOTE #1  Organization, Nature of Operations and Basis of Presention

RPM Advantage, Inc., (formerly RPM ADVANTAGE,Inc.)
was organized in the state of Utah on September 21, 1970 and re-incorporated in Neveda in April 2006.

The Company is a independent operator in the Exploration and Production (E & P) segement of oil an gas industry. The Company. The focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enchanced recovery technologies. The Company considers itself to be one operating segment.



NOTE #2  Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2006. The Company has made no significant changes to these policies during 2007.



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

H.	Cash: The company policy for any cash balances above $100,000 in any
	one account is to sweep the funds into a company brokerage account, which under the Securites Investor Protectors Corporation, insures cash balances up to $5,000,000.

I.	Impairment of Long-Lived Assets:  In accordance with Statement 144,
	long-lived assets, such as property, plant, and equipment, and
	purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that
	the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flowsexpected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge
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

	Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the assets fair value.
	For goodwill, the impairment determination is made at the reporting unit leveland consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.

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

J.	Accounts receivable are recorded at the invoiced amount
	and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.
	The allowance for doubtful accounts is the Companys best estimate of the amount of probable credit losses in the Companys existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance for doubtful accounts at December 31 2006 is $1000.00.

K. Principles of Consolidation. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE #3  Income Taxes

RPM Advantage, Inc., has adopted SFAS 109 to account for income taxes. RPM ADVANTAGE, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate. Subsequent to the report
RPM ADVANTAGE, had a change in officers and a change in control.
When control of an entity changes net operating losses generally can be used only by the taxpayer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

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


Note #5  Stockholders' Equity


As  of  December 31, 2006,  there  was   approximately   44,535,000
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2006.


Note 6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note 8 Accounts Receivables

The acounts receivables for the reported periods are

DECEMBER 31     DECEMBER  31
 2006           2005
 (AUDITED)     (AUDITED)
 -------------  ------------
      0	            0




Note 10 Business Reorganization

Effective January 3, 2006, RPM ADVANTAGE, Inc., a Utah corporation (the Company) entered into an Agreement and Plan of Reorganization (the Agreement) among Resource Protection
Management, Inc., a Texas corporation (Resource Protection) and Allen Flecther, the majority security holder of Resource Protection (Shareholder). Being that the company had limited resources and limited operations at the time of the acquisition of Resource Protection Mangement, LP , the combination was treated as a reverse acquisition whereby the acquired company are treated as the acquirer.

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

The officers and directors of RPM and Resource Protection agreed on December 7, 2006 that the transaction was rescinded and reversed and not never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Resource Protection, immediately , all of the partnership or memebership interested of Resource Protection which were transferred to us. In return, Rsource Prtection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.

Effective May 4, 2006, RPM Advantage, Inc. (formerly
RPM ADVANTAGE, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusettes corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

Upon the terms and subject to the conditions of the Agreement, RPM will exchange one million (1,000,000) shares of RPM restricted common stock for all of the outstanding common stock of Buchanan. The Company will acquire all of the issued and outstanding equity interest of Buchanan, making Buchanan a wholly-owned subsidiary of the Company and operate out of RPM's new corporate headquarters in Houston Texas and Buchanan's Offices in Uxbridge, MA.

The aggregate value of the trasaction is seventeen million dollars ($17,000,000) of RPM Advantage common stock and the assumption of three million, three hundred thousand($3,300,000) in debt.

By the terms of the Agreement RPM was to acquire all of the issued and outstanding equity interest owned by Buchanan in the company, making Buchanan Electric a wholly owned subsidiary of the company. We have been advised that in your opinion Buchanan, and in the opinion of Buchanan counsel, the merger agreement was never consummated and thatthe shares of Buchanan Electric were never transferred to RPM in exchange for the RPM shares pursuant to the transaction identified, Due to the inabilitiy of the Buchanan to be refinance and the Mr. Buchanan desire to not extend our option time to finish the refinancing.

The officers and directors of RPM agree that the transaction was never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Buchanan, immediately , all of the shares of common stock of Buchanan which were transferred to us. In return, Buchanan shall return to RPM the 1,000,000 shares of RPM restricted common stock transferred to Buchanan. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Buchanan shall own no shares of RPM, and RPM shall own no shares of Buchanan.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                         RPM ADVANTAGE, Inc.

    APRIL 25, 2011              By:   /S/ DAVID R. PRESSLER
-------------------              ----------------------------------------

                                 David R. Pressler
                                 President, Chief Executive Officer and
                                 Principal Financial Officer