Form 10-Q
period 2007-03-31
RPM ADVANTAGE, INC.
filed 2011-04-28
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2007

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


               2500 South West Loop, Suite 304 Houston, Texas 77027
               -----------------------------------------------------
                   (Address of principal executive offices)

                               (713) 252-9311
                               --------------
                         (Issuer's telephone number)


			       Not Applicable
               ---------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 489,535,296 shares.

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





				   RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2007          2006              2006

                                     ( UNAUDITED)   ( UNAUDITED)   (UNAUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      60,000		50,253	       50,253

Additional Paid In Capital     	   6,799,124	     6,799,124	     6,799,124

Accumilated Deficit		  (6,850,227)	    (6,850,227)	    (6,850,227)

Net Equity		           		  	     0	       (50,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0








				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 30, 2007)     (MAR 30 2006)  (DEC 31, 2006)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	      50,950

NET ORDINARY INCOME	         0	    0		   0

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	     (50,950)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic    44,535,000	    7,705,296	   7,705,296

            Diluted    44,535,000           7,705,296	   7,705,296





				 RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							Three Months

						  JAN  31 -  MAR 31
                                                        Ended
									MAR 31
                                                         2007
									2006
                                                      (UNAUDITED)
									(UNAUDITED)
                                                     ------------
									------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0









				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - MAR 31, 2007
                                      (UNAUDITED)




								  Total
		  Common Stock    Additional	  Accumulated  Stockholder
		Amount Shares     Paid-in Capital  Deficit	  (Deficit)
								   /Equity


MAR 31, 2007    44,535  43,535,000 6,901,971    (5,938,919)
1,007,587


Common Stock
issued
for
acquisitions             1,000,000



Net Income/(Loss)				        0       0

Balance
-------------------------------------------------------------
3/31/2007      $44,535  44,535,000   6,901,971    (5,775,514)
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

J.	Accounts receivable are recorded at the invoiced amount
	and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.
	The allowance for doubtful accounts is the Companys best estimate of the amount of probable credit losses in the Companys existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance for doubtful accounts at March 31 2007 is $1000.00.

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


Note #5  Stockholders' Equity


As  of  March 31, 2007,  there  was   approximately   44,535,000
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of March 31, 2007.


Note 6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note 8 Accounts Receivables

The acounts receivables for the reported periods are

 MAR 31         MAR  31         DECEMBER 31
 2007           2006            2006
 (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
 -------------  ------------   ------------
      0	            0		    0




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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and RPM Advantage's Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, the accompanying UNAUDITED consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and December 31, 2006, and the results of its income and comprehensive income for the three month periods ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. Because of the possible fluctuations in the marketplace in the E & P industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


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

Words such as anticipates, expects, intends, plans, believes, seeks, estimates, or variations of such words and similar expressions are intended to identify such Forward-Looking Statements. The Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any Forward-Looking Statements. For example, the Company is highly dependent on its Chief Executive Officer for strategic planning. If he is unable to perform his services for any significant period of time, the Companys ability to continue growing could be adversely affected. In addition, factors that could cause actual results to differ materially from the Forward-Looking Statements include, but are not limited to, adverse tax consequences of offshore operations, distribution problems, unforeseen environmental liabilities and the uncertain military, political and economic conditions in the world.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2007

Sales for the three months ended March 31, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended March 31, 2007 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the three months ended March 31, 2007 remained the same at $0,as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended March 31, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended March 31, 2007 as compared to none or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

During the three months ended March 31, 2007 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at March 31, 2007 remained the same at $0 as compared to $0 at March 31, 2006.


As of March 31, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2007 and throughout the year 2008, the Company's business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended March 31, 2007.


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

Item 4.01  Changes in Registrant's Certifying Accountant

a) On May 10, 2006, the Registrant's Board of Directors engaged Pollard-Kelley Auditing Services, Inc., of Fairlawn, Ohio to serve as the Registrant's independent public accountants and to audit the Registrant's financial statements for the years ended December 31, 2004 and 2005. The Registrant does not have an Audit Committee.
On Dec 31 , 2010 the Registrant's Board of Directors dismissed
Pollard-Kelley Auditing Services, Inc. ("Pollard-Kelley") as its independent auditors. Pollard-Kelley is no longer in existence and pursuant to the fact that the Securities and Exchange Commission has denied Pollard and Kelley the privilege of appearing or practicing before the Commission as an accountant for five years from January 7, 2010.
Due to this fact on February 4, 2011, the Registrant's Board of Directors engaged, Eugene Egeberg, CPA of Baltimore, Maryland to serve as the Registrant's independent public accountant and to audit the Registrant's financial statements for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011. The Registrant does not have an Audit Committee.

The Registrant on the date of dismissal and on the date of this 8K amendment contact the former principals of Pollard Kelly and was informed that no
Exhibit 16.1 letter would be issued because the firm was no longer in existence. The Registrant believes that it has done all that can be done to receive the Exhibit 16.1 letter but it was not issued by Pollard Kelly. During the Registrant's two prior fiscal years and the period from December 31, 2004 through the date of its dismissal, there have been no disagreements with Pollard-Kelly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Pollard Kelly would have caused it to make reference thereto in its reports on the Registrant's financial statements.
In addition, for the same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).
Pollard-Kelley's reports on the financial statements of the Registrant for the years ended December 31, 2004, and 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for both years indicated that there was a substantial doubt as to the Registrant's ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

b) During the fiscal years of the Registrant ended December 31, 2006, 2007, 2008, 2009 and December 31, 2010 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Eugene Egeberg, CPA regarding (i) the application of accounting principles to a specified transaction,either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Eugene Egeberg, CPA concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).






                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2007 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2006
<PERIOD-END>                             MARCH-31-2007
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    0
<BONDS>                                  0
<PREFERRED-MANDATORY>                    0
<PREFERRED>                              0
<COMMON>                                 44,535,000
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                         0.00
<EPS-DILUTED>                         0.00