Form 10-Q/A
period 2006-03-31
RPM ADVANTAGE, INC.
filed 2011-05-09
CIK 1077385

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





				   RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2007          2006              2006

                                     ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,906,219	     6,804,842	     6,906,219

Accumilated Deficit		  (7,002,704)	    (6,900,327)	    (7,002,704)

Net Equity		           		                       (51,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0








				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 30, 2007)     (MAR 30 2006)  (DEC 31, 2006)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	     102,377

NET ORDINARY INCOME	         0	    0		   0

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	    (102,377)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic    44,535,296   7,705,296	   44,535,296

            Diluted    44,535,296   7,705,296	   44,535,296





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









				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - MAR 31, 2007
                                      (UNAUDITED)




								 Total
		Common  Stock      Additional	    Accumulated  Stockholder
		Amount  Shares     Paid-in Capital  Deficit	 (Deficit)
								 /Equity


MAR 31, 2007    44,535  44,535,000 6,906,219        (7,002,704)



Common Stock
issued
for
acquisitions



Net Income/(Loss)				              0       0

Balance
-------------------------------------------------------------------------
3/31/2007      $44,535  44,535,000   6,906,219      (7,002,704)

-------------------------------------------------------------------------






ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements


NOTE #1  Organization, Nature of Operations and Basis of Presention

RPM Advantage, Inc., (formerly Communitronics,Inc.)
was organized in the state of Utah on September 21, 1970 and re-incorporated in Nevada in April 2006.

The Company is a independent operator in the Exploration and Production (E & P) segment of oil an gas industry. The Company. The focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.



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

J.	Accounts receivable are recorded at the invoiced amount
	and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.
	The allowance for doubtful accounts is the Companys best estimate of the amount of probable credit losses in the Companys existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility

K. Principles of Consolidation. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2005-2006	       	$6,900,327		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,277,108
Evaluation Allowance (33.9%)		$2,277,108
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


Note #5  Stockholders' Equity


As  of  March 31, 2007,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of March 31, 2007.


Note 6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note 8 Accounts Receivables

The accounts receivables for the reported periods are

 MARCH 31       MARCH 31        DECEMBER 31
 2007           2006            2006
 (UNAUDITED)    (UNAUDITED)     (AUDITED)
 -------------  ------------    -------------
      0	            0               0




Note 9 Business Reorganization

Effective January 3, 2006, RPM ADVANTAGE, Inc., a Utah corporation (the Company) entered into an Agreement and Plan of Reorganization (the Agreement) among Resource Protection
Management, Inc., a Texas corporation (Resource Protection) and Allen Fletcher, the majority security holder of Resource Protection (Shareholder). Being that the company had limited resources and limited operations at the time of the acquisition of Resource Protection Management, LP , the combination was treated as a reverse acquisition whereby the acquired company are treated as the acquirer.

Upon the terms and subject to the conditions of the Agreement, the holders of the equity interest of Resource Protection will exchange all of Resource Protections equity interest for a specified number of shares of the Companys common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the Company. Being that the company had limited resources and Limited operations at the time of the acquisition of Resource Protection Management, LP , the combination was treated as a reverse acquisition whereby the acquired company are treated as the acquirer.

The officers and directors of RPM and Resource Protection agreed on December 7, 2006 that the transaction was rescinded and reversed and not never complete, hence never consummated as required by law, and that the transaction, if complete in any manner, should be deemed now fully and in all things rescinded.

We shall return to Resource Protection, immediately , all of the partnership or membership interested of Resource Protection which were transferred to us. In return, Resource Protection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.

Effective May 4, 2006, RPM Advantage, Inc. (formerly
Communitronic of America, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusetts corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

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

By the terms of the Agreement RPM was to acquire all of the issued and outstanding equity interest owned by Buchanan in the company, making Buchanan Electric a wholly owned subsidiary of the company. We have been advised that in your opinion Buchanan, and in the opinion of Buchanan counsel, the merger agreement was never consummated and that the shares of Buchanan Electric were never transferred to RPM in exchange for the RPM shares pursuant to the transaction identified, Due to the inability of the Buchanan to be refinance and the Mr. Buchanan desire to not extend our option time to finish the refinancing.

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





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2006 and 2005.

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and March 31, 2006, and the results of its income and comprehensive income for the three month periods ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.


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

OVERVIEW

The Company is a independent operator in the Exploration and Production (E & P) segement of oil an gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enchanced recovery technologies. The Company considers itself to be one operating segment.

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


Since the start of 2006, after a period of refocusing the corporation and its Direction, the Company has maintain a growth strategy of making a series of acquisitions in Exploration and Production segment of the oil and gas industry.

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

We shall return to Resource Protection, immediately , all of the partnership or membership interested of Resource Protection which were transferred to us. In return, Resource Protection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.


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

By the terms of the Agreement RPM was to acquire all of the issued and outstanding equity interest owned by Buchanan in the company, making Buchanan Electric a wholly owned subsidiary of the company. We have been advised that in your opinion Buchanan, and in the opinion of Buchanan counsel, the merger agreement was never consummated and that the shares of Buchanan Electric were never transferred to RPM in exchange for the RPM shares pursuant to the transaction identified, Due to the inability of the Buchanan to be refinance and the Mr. Buchanan desire to not extend our option time to finish the refinancing.

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

The geographic areas the Company is looking to explore includes
Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi and all other United States onshore leases .

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