Form 10-K/A
period 2006-12-31
RPM ADVANTAGE, INC.
filed 2011-05-09
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender years ended December 31, 2006 and 2005

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total net loss for the year ended December 31, 2006, and 2005 were $(102,377) and $(50,950), respectively .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2006, was $39,022,660 based on an estimated 3,902,266 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2006 and 2005 was 44,535,286 shares.



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

Other geographic regions consumption patterns are as follows: South and Central America (44%), Africa (41%), and North America (40%). The world consumes 30 billion barrels (4.8 km) of oil per year, with developed nations being the largest consumers. The United States consumed 25% of the oil produced in 2007. The production, distribution, refining, and retailing of petroleum taken as a whole represents the world's largest industry in terms of dollar value.




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry,as a independent oil and gas producer. As of and for the years ending December 31, 2006 and 2005, the Company had no foreign operations.



Employees

  At December 31, 2006 and 2005 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2006 or 2005.



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


  The following table presents, for the periods indicated, the reported high and low transaction prices for RPM Advantage Common Stock for the periods such securities were traded on OTC NASDAQ as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


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

                                                     2006       2005
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       102,377   	50,950

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (102,377)  $(50,950)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (102,377)  $(50,950)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2006 and December 31, 2005, and the results of its income and comprehensive income for the twelve month periods ended December 31, 2006 and 2005 and cash flows for the twelve months ended December 31, 2006 and 2005.


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

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHs ENDED DECEMBER 31,2006

Sales for the twelve months ended December 31, 2006 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2006 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the twelve months ended December 31, 2006 increased to $102,377 as compared to $50,950 a year ago. General and administrative expenses includes professional fees for accounting, business consultants and legal expenses.

Interest expense, net for the twelve months ended December 31, 2006 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss increased to $(102,377) or $0.00 per share for the twelve months ended December 31, 2006 as compared to $(50,950) or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources


Accounts Receivable at December 31, 2006 remained the same at $0 as compared to $0 at December 31, 2005.


The Companys growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2006 and throughout the year 2007, the Companys business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Access to Future Capital

The Company's ability to access borrowings and generate investments in the company and to meet its obligations will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond the Company's control, such as prevailing economic conditions. The Company cannot assure you that, in the event it was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it.

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2006 and 2005.


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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2006 and 2005.
David R. Pressler, the President of the Company, received no compensation in 2006 and 2005.

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000               0.022%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            79.79%
1775 Saint James Place
Suite 110
Houston, Texas 77057

Cede & Co.                Common Stock         4,997,724            11.22%
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

To the Stockholders
RPM Advantage, Inc.
2500 West Loop South
Suite 304
Houston, Texas 77027

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a large accumulated deficit
through December 31, 2010.   This condition raises substantial doubt
about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                                   December 31    December 31
                                                      2006          2005
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			51,950 		50,950

	Total liabilities			       $51,950	       $50,950

Equity:

Common Stock						44,535		44,535
Additional Paid In Capital				6,906,219	6,799,124
Accumulated Deficit				       (7,002,704)     (6,900,327)

	Total shareholders' equity			($51,950)	($50,950)


	Total liabilities and shareholders' equity	$0		$0







                            RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2006

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	102,377


		Total Expenses		$102,377


		Net Loss	       ($102,377)


			2005

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	50,950


		Total Expenses	       $50,950


		Net Loss	      ($50,950)




                             RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2006           2005
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (102,377)  (50,950)

	Changes in assets & liabilities:
	      Accounts payable				1,000	   50,950

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				101,377		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005
                                      (AUDITED)




			2006

	Balance - Beginning of Year		(6,900,327)

	Net Loss				(102,377)

	Additional Paid In Capital		6,906,219

	Accumulated (deficit)		       (7,002,704)

	Balance - End of Year			(51,905)


			2005

	Balance - Beginning of Year		(6,849,377)

	Net Loss				(50,950)

	Additional Paid In Capital		6,799,124

	Accumulated (deficit)			(6,900,327)

	Balance - End of Year			(50,950)



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

Effective May 4, 2006, RPM Advantage, Inc. (formerly
Communitronic oa America, Inc.), a Nevada corporation
(the Company) entered into an Definitive Purchase and Sale Agreement and Plan of Reorganization (the Agreement) with Buchanan Electric, Inc. a Massachusettes corporation
(Buchanan) and James Buchanan, the sole security holder of Buchanan Electric, Inc. (Shareholder).

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