Form 10-K
period 2007-12-31
RPM ADVANTAGE, INC.
filed 2011-05-09
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender years ended December 31, 2007 and 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total net loss for the year ended December 31, 2007, and 2006 were $(53,122) and $(102,377), respectively .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2007, was $39,022,660 based on an estimated 3,902,266 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2007 and 2006 was 44,535,286 shares.



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




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry,as a independent oil and gas producer. As of and for the years ending December 31, 2007 and 2006, the Company had no foreign operations.



Employees

  At December 31, 2007 and 2006 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2007 or 2006.



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


     Year Ended December 31, 2006          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .05               $ .01
          2nd Quarter                     18.00 *             18.00
          3rd Quarter                     18.00               18.00
          4th Quarter                     18.00               10.00

     Year Ended December 31, 2007         High                  Low
     ----------------------------         ----                  ---

          1st Quarter                   $20 .00             $10 .00
          2nd Quarter                    20 .00              10 .00
          3rd Quarter                    20 .00              10 .00
          4th Quarter                    20 .00              10 .00


  As of December 31, 2007, 44,535,286 shares of common stock were outstanding. Also as of December 31, 2007, there were 925 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

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

                                                     2007       2006
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       53,122   	102,377

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (53,122)  $(102,377)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (53,122)  $(102,377)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2007 and 2006.

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its income and comprehensive income for the twelve month periods ended December 31, 2007 and 2006 and cash flows for the twelve months ended December 31, 2007 and 2006.


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

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHs ENDED DECEMBER 31,2007

Sales for the twelve months ended December 31, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2007 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the twelve months ended December 31, 2007 decreased to $53,122 as compared to $102.377 a year ago. General and administrative expenses include professional fees for accounting, business consultants, and legal expenses.

Interest expense, net for the twelve months ended December 31, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss decreased to $(53,122) or $0.00 per share for the twelve months ended December 31, 2007 as compared to $(102,377) or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources


Accounts Receivable at December 31, 2007 remained the same at $0 as compared to $0 at December 31, 2006.


As of December 31, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Companys growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2007 and throughout the year 2008, the Companys business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2007 and 2006.


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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2007 and 2006.
David R. Pressler, the President of the Company, received no compensation in 2007 and 2006.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                                   December 31    December 31
                                                      2007          2006
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			52,950 		51,950

	Total liabilities			       $52,950	       $51,950

Equity:

Common Stock						44,535		44,535
Additional Paid In Capital				6,958,341	6,906,219
Accumulated Deficit				       (7,055,826)     (7,002,704)

	Total shareholders' equity		       ($52,950)	($51,950)


	Total liabilities and shareholders' equity	$0		$0






                            RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2007

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	53,122


		Total Expenses		$53,122


		Net Loss	       ($53,122)


			2006

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	102,377


		Total Expenses	       $102,377


		Net Loss	      ($102,377)




                             RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2007           2006
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (53,122)     (102,377)

	Changes in assets & liabilities:
	      Accounts payable				1,000	      1,000

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				52,122	    101,377

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006
                                      (AUDITED)


                        2007

	Balance - Beginning of Year		(7,002,704)

	Net Loss				(53,122)

	Additional Paid In Capital		6,958,341

	Accumulated (deficit)			(7,055,826)

	Balance - End of Year			(52,950)

			2006

	Balance - Beginning of Year		(6,900,327)

	Net Loss				(102,377)

	Additional Paid In Capital		6,906,219

	Accumulated (deficit)			(7,002,704)

	Balance - End of Year			(51,905)






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


Note #5  Stockholders' Equity


As  of  December 31, 2007,  there  was   approximately   44,535,000
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2007.


Note 6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note 8 Accounts Receivables

The acounts receivables for the reported periods are

DECEMBER 31     DECEMBER  31
 2007           2006
 (AUDITED)     (AUDITED)
 -------------  ------------
      0	            0




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