Form 10-Q
period 2008-06-30
RPM ADVANTAGE, INC.
filed 2011-05-09
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2008

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.


                              TABLE OF CONTENTS





Consolidated Balance Sheets     		     3-4

Consolidated Statements of Operations                  5

Consolidated Statements of Cash Flows                  6

Consolidated Statements of Stockholders' Equity        7

Part I

Item 1.  Notes to Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                            8

Part II - Other Information                           10

Signature                                             11





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       JUN 30       JUN 30            DEC 31

                                        2008          2007              2007

                                     ( UNAUDITED)   ( UNAUDITED)    ( AUDITED)

                                   -------------  ------------      ----------


        Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,055,826)	    (7,002,704)	    (7,055,826)

Net Equity		           		                       (52,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0




				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
				   (UNAUDITED)

		    (JUN 30, 2008)     (JUN 30, 2007)

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

		    (JUN 30, 2008)     (JUN 30 2007)  (DEC 31, 2007)

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




				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							THREE Months

						       JUN 30
                                                        Ended
									JUN 30
                                                         2008
									2007
                                                      (UNAUDITED)
									(UNAUDITED)
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







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                     	For the period
							For the
							Six Months
                                                        JAN 1 - JUN 30,
							Ended
									JUN 30
                                                         2008
									2007
                                                      (UNAUDITED)
									(UNAUDITED)
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





				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - JUN 30, 2008
                                      (UNAUDITED)




	Common  Stock      Additional	    Accumulated  Stockholder
		Amount  Shares     Paid-in Capital  Deficit	 (Deficit)
								 /Equity


Jun 30, 2008    44,535  44,535,000 6,958,341        (7,055,826)



Common Stock
issued
for
acquisitions



Net Income/(Loss)				              0       0

Balance
-------------------------------------------------------------------------
6/30/2008      $44,535  44,535,000   6,958,341      (7,055,826)

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


Note #5  Stockholders' Equity


As  of  June 30, 2008,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of June 30, 2008.


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

 JUNE 30        JUNE 30         DECEMBER 31
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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,2008

Sales for the three months ended June 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago. Sales for the six months ended June 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended June 30, 2008 remained the same $0 or as compared to $0 for the same period a year ago. The Company's gross profit for the six months ended June 30, 2008 at $0 or as compared to $0 for the same period a year ago.

Selling, general and administrative expenses for the the three months ended June 30, 2008 remained the same at $0,as compared to $0 a year ago. Selling, general and administrative expenses for the six months ended June 30, 2008 remained the same at $0, as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended June 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago. Interest expense, net for the six months ended June 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended June 30, 2008 as compared to $0 or $0.00 per share for the same period a year ago. Net loss remained the same at $0 or $0.00 per share for the six months ended June 30, 2008 as compared to $0 or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

During the six months ended June 30, 2008 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at June 30, 2008 remained the same at $0 as compared to $0 at June 30, 2007.


As of June 30, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


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

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2007 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2007
<PERIOD-END>                             JUNE-30-2008
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