Form 10-K/A
period 2006-12-31
RPM ADVANTAGE, INC.
filed 2011-05-11
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar years ended December 31, 2006 and 2005

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:   0-27067

                      RPM ADVANTAGE, INC.
               (Name of Small Business Issuer in its charter)

               NEVADA                                    87-0285684
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


               2500 WEST LOOP SOUTH, SUITE 304, HOUSTON, TEXAS 77027
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (713) 583-4225

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

     The number of shares outstanding of the Companys common stock ($ .001 par value), as of December 31, 2006 and 2005 was 44,535,286 shares.



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

Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 14

Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 14


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


  Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.Forward-looking statements may be identified by use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may differ materially from the anticipated events, transactions and results described in such statements. The Companys ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.


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

The Company is an independent operator in the Exploration and Production (E & P) segment of oil and gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.

  RPM Advantage's overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by acquiring new leases or acquiring other oil and gas companies.

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

Other geographic regions consumption patterns are as follows: South and Central America (44%), Africa (41%), and North America (40%). The world consumes 30 billion barrels (4.8 km) of oil per year, with developed nations being the largest consumers. The United States consumed 25% of the oil produced in 2007. The production, distribution, refining, and retailing of petroleum taken as a whole represents the worlds largest industry in terms of dollar value.




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry, as an independent oil and gas producer. As of and for the years ending December 31, 2006 and 2005, the Company had no foreign operations.



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


------------------------------------------------------------------------------
Item 3.  Legal Proceedings
------------------------------------------------------------------------------

  During the first quarter of 2007, the firm was informed that TD BankNorth of Boston, MA had filed a lawsuit against Buchanan Electric,Inc. a former merger prospect of the Company. TD BankNorth alleged that Buchanan did not repay 3.8 million in loans personally guaranteed by Buchanan.
Buchanan Electric sued RPM Advantage as a thrid party defendent to the TD BankNorth suit and alleged that RPM Advantage was in Breach of Contract, and futher alleging that the damages were in excess twenty million dollars. The Company believed that the suit was of zero true merit and defended the actions for over three plus years, the suit was settled for the amount of $50,000 and the case ended in the fourth quarter of 2010.

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

* price adjusted due to an one for six hundred reverse split (1 for 600) executed on 4/12/2006

------------------------------------------------------------------------------
Item 6.  Selected Financial Data
------------------------------------------------------------------------------

  The following table presents certain items from the Companys consolidated statement of operations and certain other information for the periods indicated.

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

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2006 and December 31, 2005, and the results of its income and comprehensive income for the twelve months ended December 31, 2006 and 2005 and cash flows for the twelve months ended December 31, 2006 and 2005.


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

OVERVIEW

The Company is an independent operator in the Exploration and Production (E & P) segment of oil an gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.

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

We shall return to Resource Protection, immediately, all of the partnership or membership interested of Resource Protection which were transferred to us. In return, Resource Protection shall return to RPM the shares of RPM restricted common stock transferred to them. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Resource Protection shall own no shares of RPM, and RPM shall own no interest of Resource Protection.


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

The Companys gross profit for the twelve months ended December 31, 2006 remained the same $0 or as compared to $0 for the same period a year ago.


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

For the remainder of 2006 and throughout the year 2007, the Companys business strategy continue to focus on increasing stockholder value by raising capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions will result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Access to Future Capital

The Companys ability to access borrowings and generate investments in the company and to meet its debt service and other obligations will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond the Companys control, such as prevailing economic conditions. The Company cannot assure you that, in the event it was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it.

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Companys audited financial statements for the years ended December 31, 2006 and 2005.


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.


                                  PART III

------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------




     The directors and executive officers currently serving on the Company are as follows:

      NAME             AGE       POSITION HELD                 SINCE
     ------           -----     ---------------               -------

David R. Pressler      63       Interim Chairman of the Board,   1998
                                Director, Chief Executive
                                Officer, President and
				CFO



  The directors named above will serve until the next annual meeting of the Companys stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information
------------------------

  Mr. Pressler became Chairman of the Board, Chief Executive Officer, and President of the Company on October 26, 1998, following the Companys acquisition of all of the issued and outstanding stock of Communitronics, Inc. He founded and was the President of Communitronics, Inc. from 1975 until its acquisition by the Company. Mr. Pressler holds an FCC Master Radio Engineer Rating with radar endorsement. He is a certified engineer (EI-0216), and is a senior member of the National Association of Radio and Telecommunications Engineers.


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






                 Index to Consolidated Financial Statements




     Report of Independent Auditors...........................  F-2

     Consolidated Balance Sheets..............................  F-3

     Consolidated Statements of Operations....................  F-4

     Consolidated Statements of Shareholders' Equity..........  F-5

     Consolidated Statements of Cash Flows....................  F-6

     Notes to Consolidated Financial Statements...............  F-7




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

We conducted our audits in accordance with auditing standards required by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain Reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a Going Concern. As discussed in Note 3 to the financial statements, the Company has a large accumulated deficit
through December 31, 2010.   This condition raises substantial doubt
about its ability to continue as a Going Concern. Managements plans in regard to these matters are also described in Note 9.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.

                              CONSOLIDATED BALANCE SHEETS
                                           (AUDITED)

                                                   December 31    December 31
                                                      2006          2005
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			51,950 		50,950

	Total liabilities			       $51,950	       $50,950

Equity:

Common Stock						   44,535	   44,535
Additional Paid In Capital				6,906,219	6,804,842
Accumulated Deficit				       (7,002,704)     (6,900,327)

	Total shareholders' equity			 ($51,950)	 ($50,950)


	Total liabilities and shareholders' equity		$0		$0







                            RPM ADVANTAGE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2006

	Revenues:

	Fees				 0
	Less:  Cost of Sales		 0

		Gross Profit		$0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	102,377
	Depreciation			      0

		Total Expenses		$102,377


		Net Income	       ($102,377)


			2005

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Gross Profit		$0


	Expenses:

	General & Administrative	50,950
	Depreciation			     0

		Total Expenses	       $50,950


		Net Income	      ($50,950)




                             RPM ADVANTAGE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2006           2005
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (102,377)  (50,950)

	Increase in assets & liabilities:
	      Accounts payable				102,377	   50,950

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	INVESTING ACTIVITIES:				0		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   RPM ADVANTAGE, INC.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005
                                      (AUDITED)




			2006

	Balance - Beginning of Year		   50,427

	Net Loss				(102,377)

	Additional Paid In Capital		       0

	Accumulated (deficit)			       0

	Balance - End of Year			(51,950)


			2005

	Balance - Beginning of Year		  101,327

	Net Loss				(50,950)

	Additional Paid In Capital		        0

	Accumulated (deficit)			        0

	Balance - End of Year			  50,427



ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements


NOTE #1  Organization, Nature of Operations and Basis of Presentation

RPM Advantage, Inc., (formerly Communitronics,Inc.)
was organized in the state of Utah on September 21, 1970 and re-incorporated in Nevada in April 2006.

The Company is an independent operator in the Exploration and Production (E & P) segment of oil an gas industry. The Company. The focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.



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

J.	Accounts receivable are recorded at the invoiced amount
	and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.
	The allowance for doubtful accounts is the Companys best estimate of the amount of probable credit losses in the Companys existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Past due balances over 90 days and over a specified amount are reviewed individually for collectability.

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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2005-2006	       	$7,002,704		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,310,892
Evaluation Allowance (33.9%)		$2,310,892
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


Note #5  Stockholders' Equity


As  of  December 31, 2006,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2006.


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