Form 10-Q/A
period 2007-09-30
RPM ADVANTAGE, INC.
filed 2011-05-11
CIK 1077385

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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and September 30, 2006, and the results of its income and comprehensive income for the three month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.


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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30,2007

Sales for the three months ended September 30, 2007 remained the same at $0 as compared to $0 for the same period a year ago. Sales for the nine months ended September 30, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended September 30, 2007 remained the same $0 or as compared to $0 for the same period a year ago.
The Company's gross profit for the nine months ended September 30, 2007 at $0 or as compared to $0 for the same period a year ago.

Selling, general and administrative expenses for the the three months ended September 30, 2007 remained the same at $0,as compared to $0 a year ago. Selling, general and administrative expenses for the nine months ended September 30, 2007 remained the same at $0, as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended September 30, 2007 remained the same at $0 as compared to $0 for the same period a year ago. Interest expense, net for the nine months ended september 30, 2007 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended September 30, 2007 as compared to $0 or $0.00 per share for the same period a year ago. Net loss remained the same at $0 or $0.00 per share for the nine months ended September 30, 2007 as compared to $0 or $0.00 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes that came from the acquired subsidiaries.

Liquidity and Capital Resources

During the nine months ended September 30, 2007 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at September 30, 2007 remained the same at $0 as compared to $0 at September 30, 2006.


As of September 30, 2007 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 2007.


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