Form 10-Q
period 2008-09-30
RPM ADVANTAGE, INC.
filed 2011-05-11
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2008

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.


                              TABLE OF CONTENTS





Consolidated Balance Sheets     		     3-4

Consolidated Statements of Operations                  5

Consolidated Statements of Cash Flows                  6

Consolidated Statements of Stockholders' Equity        7

Part I

Item 1.  Notes to Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                            8

Part II - Other Information                           10

Signature                                             11





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       SEPT 30       SEPT 30            DEC 31

                                        2008          2007              2007

                                     ( UNAUDITED)   ( UNAUDITED)    (UNAUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,055,826)	    (7,002,704)	    (7,055,826)

Net Equity		           		                       (52,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0






				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
				   (UNAUDITED)

		    (SEPT 30, 2008)     (SEPT 30, 2007)

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

		    (SEPT 30, 2008)     (SEPT 30 2007)  (DEC 31, 2007)

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





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							THREE Months

						       SEPT 30
                                                        Ended
									SEPT 30
                                                         2008
									2007
                                                      (UNAUDITED)
									(UNAUDITED)
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







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                     	For the period
							For the
							Nine Months
                                                        JAN 1 - SEPT 30,
							Ended
									SEPT 30
                                                         2008
									2007
                                                      (UNAUDITED)
									(UNAUDITED)
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





				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - SEPT 30, 2008
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


Note #5  Stockholders' Equity


As  of  September 30, 2008,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of September 30, 2008.


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

 SEPTEMBER 30   SEPTEMBER 30    DECEMBER 31
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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and September 30, 2007, and the results of its income and comprehensive income for the three month periods ended September 30, 2008 and 2007 and cash flows for the three months ended September 30, 2008 and 2007.


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

Business Concentration and Credit Risk

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest differently, depending on the nature of the concentration, and vary in significance.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30,2008

Sales for the three months ended Setember 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago. Sales for the nine months ended September 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended September 30, 2008 remained the same $0 or as compared to $0 for the same period a year ago.
The Company's gross profit for the nine months ended September 30, 2008 at $0 or as compared to $0 for the same period a year ago.

Selling, general and administrative expenses for the the three months ended September 30, 2008 remained the same at $0,as compared to $0 a year ago. Selling, general and administrative expenses for the nine months ended September 30, 2008 remained the same at $0, as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended September 30, 2008 remained the same at $0 as compared to $0 for the same period a year ago. Interest expense, net for the nine months ended September, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended September 30, 2008 as compared to $0 or $0.00 per share for the same period a year ago. Net loss remained the same at $0 or $0.00 per share for the nine months ended September 30, 2008 as compared to $0 or $0.00 per share for the same period a year ago. These increases were primarily due to the aforementioned increases in net sales and gross profit as partially offset by the increases in selling, general and administrative expenses, net of the related increase in provision for income taxes that came from the acquired subsidiaries.

Liquidity and Capital Resources

During the nine months ended September 30, 2008 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at September 30, 2008 remained the same at $0 as compared to $0 at September 30, 2007.


As of September 30, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended September 30, 2008.


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

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2007 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2007
<PERIOD-END>                             SEPT-30-2008
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