Form 10-K/A
period 2007-12-31
RPM ADVANTAGE, INC.
filed 2011-05-12
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calendar years ended December 31, 2007 and 2006

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

The Company is an independent operator in the Exploration and Production (E & P) segment of oil a gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.

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




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry, as a independent oil and gas producer. As of and for the years ending December 31, 2007 and 2006, the Company had no foreign operations.



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


------------------------------------------------------------------------------
Item 3.  Legal Proceedings
------------------------------------------------------------------------------

  During the first quarter of 2007, the firm was informed that TD BankNorth of Boston, MA had filed a lawsuit against Buchanan Electric,Inc. a former merger prospect of the Company. TD BankNorth alleged that Buchanan did not repay 3.8 million in loans personally guaranteed by Buchanan.
Buchanan Electric sued RPM Advantage as a third party defendant to the TD BankNorth suit and alleged that RPM Advantage was in Breached of Contract, and futher alleging that the damages were in excess twenty million dollars. The Company believed that the suit was of zero true merit and defended the actions for over three plus years, the suit was settled for the amount of $50,000 and the case ended in the fourth quarter of 2010.

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

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its income and comprehensive income for the twelve months ended December 31, 2007 and 2006 and cash flows for the twelve months ended December 31, 2007 and 2006.


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

OVERVIEW

The Company is an independent operator in the Exploration and Production (E & P) segment of oil a gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.

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

Economic and Other Factors

The post September 11th era has generally been characterized by a favorable business climate for suppliers of oil and natural gas. The Company believes the Exploration and Production market is likely to continue to exhibit healthy growth, particularly in industrial sectors, due to ongoing concerns over the adequacy of security safeguards in Oil producing nations and a continued world-wide demand for Energy.

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


Selling, general and administrative expenses for the twelve months ended December 31, 2007 decreased to $53,122 as compared to $102,377 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

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

We conducted our audits in accordance with standards required by the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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






                            RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (AUDITED)

			2007

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	53,122
	Depreciation			0

		Total Expenses		$53,122


		Net Income	       ($53,122)


			2006

	Revenues:

	Fees				0
	Less:  Cost of Sales		0

		Total Revenues		$0


	Expenses:

	General & Administrative	102,377
	Depreciation			0

		Total Expenses	       $102,377


		Net Income	      ($102,377)




                             RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                            Ended December 31
                                                         2007           2006
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (53,122)  (102,377)

	Changes in assets & liabilities:
	      Accounts payable				 1,000	  102,377

	NET CASH PROVIDED BY OPERATING ACTIVITIES	-52,122	         0

	FINANCING ACTIVITIES:
		Additional Paid In Capital		52,122	0

NET CASH PROVIDED BY FINANCING ACTIVITIES		52,122	         0

NET CASH PROVIDED BY INVESTMENT ACTIVITIES		0        0
	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0

			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006
                                      (AUDITED)


                        2007

	Balance - Beginning of Year		(51,950)

	Net Loss				(53,122)

	Additional Paid In Capital		  52,122

	Accumulated (deficit)				0

	Balance - End of Year			(52,950)

			2006

	Balance - Beginning of Year		   50,427

	Net Loss				(102,377)

	Additional Paid In Capital		        0

	Accumulated (deficit)			        0

	Balance - End of Year			(51,950)






ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   RPM ADVANTAGE, Inc.
(A Development Stage Company)
Notes to Financial Statements



NOTE #1  Organization, Nature of Operations and Basis of Presentation

RPM Advantage, Inc., (formerly Communitronics,Inc.)
was organized in the state of Utah on September 21, 1970 and re-incorporated in Nevada in April 2006.

The Company is an independent operator in the Exploration and Production (E & P) segment of oil a gas industry. The Company focus is on secondary recovery leases that have known proven reserves and can have their values increased by and through the application of new and emerging enhanced recovery technologies. The Company considers itself to be one operating segment.



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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2000-2007	       	$7,055,826		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,391,925
Evaluation Allowance (33.9%)		$2,391,925
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


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

Upon the terms and subject to the conditions of the Agreement, the holders of the equity interest of Resource Protection will exchange all of Resource Protections equity interest for a specified number of shares of the Companys common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the Company. Being that the company had limited resources and Limited operations at the time of the acquisition of Resource Protection Management, LP , the combination was treated as a reverse acquisition whereby the acquired company is treated as the acquirer.

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