Form 10-K
period 2008-12-31
RPM ADVANTAGE, INC.
filed 2011-05-12
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calendar years ended December 31, 2008 and 2007

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total net loss for the year ended December 31, 2008, and 2007 were $(222,878) and $(53,122), respectively.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2008, was $429,249.26 based on an estimated 3,902,266 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2008 and 2007 was 44,535,286 shares.



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




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry, as An independent oil and gas producer. As of and for the years ending December 31, 2008 and 2007, the Company had no foreign operations.



Employees

  At December 31, 2008 and 2007 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 3.  Legal Proceedings
------------------------------------------------------------------------------

  During the first quarter of 2007, the firm was informed that TD BankNorth of Boston, MA had filed a lawsuit against Buchanan Electric, Inc. a former merger prospect of the Company. TD BankNorth alleged that Buchanan did not repay 3.8 million in loans personally guaranteed by Buchanan.
Buchanan Electric sued RPM Advantage as a third party defendant to the TD BankNorth suit and alleged that RPM Advantage was in Breached of Contract, and further alleging that the damages were in excess twenty million dollars. The Company believed that the suit was of zero true merit and defended the actions for over three plus years, the suit was settled for the amount of $50,000 and the case ended in the fourth quarter of 2010.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2008 or 2007.



                                  PART II

------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

  On November 6, 1998, RPM Advantage, Inc securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP. it currently trades under the symbol RPMV.PK on the pinksheets.


  The following table presents, for the periods indicated, the reported high and low transaction prices for RPM Advantage Common Stock for the periods such securities were traded on OTC NASDAQ as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.



     Year Ended December 31, 2007         High                  Low
     ----------------------------         ----                  ---

          1st Quarter                   $20 .00             $10 .00
          2nd Quarter                    20 .00              10 .00
          3rd Quarter                    20 .00              10 .00
          4th Quarter                    20 .00              10 .00

     Year Ended December 31, 2008          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                    $10.00               $2.75
          2nd Quarter                      2.75                2.25
          3rd Quarter                      2.25                2.25
          4th Quarter                      2.25                 .11


  As of December 31, 2008, 44,535,286 shares of common stock were outstanding. Also as of December 31, 2008, there were 925 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

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

                                                     2008       2007
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       222,878   	53,122

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (222,878)  $(53,122)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (222,878)  $(53,122)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2008 and 2007.

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2008 and December 31, 2007, and the results of its income and comprehensive income for the twelve month periods ended December 31, 2008 and 2007 and cash flows for the twelve months ended December 31, 2008 and 2007.


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

Under the terms of the conditions of the Agreement, the holders of the equity interest of Resource Protection has exchanged all of Resource Protections equity interest for a specified number of shares of the Company common stock and preferred stock to be issued and the Company will acquire all of the issued and outstanding equity interest of Resource Protection, making Resource Protection a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHS ENDED DECEMBER 31,2008

Sales for the twelve months ended December 31, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2008 remained the same $0 or as compared to $0 for the same period a year ago.

Selling, general and administrative expenses for the twelve months ended December 31, 2008 increased to $222,878 as compared to $53,122 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the twelve months ended December 31, 2008 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss increased to $(222,878) or $0.00 per share for the twelve months ended December 31, 2007 as compared to $(53,122) or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

Accounts Receivable at December 31, 2008 remained the same at $0 as compared to $0 at December 31, 2007.

As of December 31, 2008 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.

The Companys growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2008 and throughout the year 2009, the Companys business strategy continue to focus on increasing stockholder value by raising capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions will result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2008 and 2007.


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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2008 and 2007.
David R. Pressler, the President of the Company, received no compensation in 2008 and 2007.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS
                                                     (AUDITED)


                                                   December 31    December 31
                                                      2008          2007
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			53,950 		52,950
Loans Payable                                          221,878               0

	Total liabilities			      $275,828	       $52,950

Equity:

Common Stock						44,535		44,535
Additional Paid In Capital                           6,958,341       6,958,341
Accumulated Deficit                                 (7,278,704)     (7,055,826)

	Total shareholders' equity                   ($275,828)       ($52,950)


	Total liabilities and shareholders' equity          $0              $0





                                   RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (AUDITED)

			2008

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	 222,878
	Depreciation			       0

		Total Expenses		$222,878


		Net Income	       ($222,878)


			2007

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Expenses:

	General & Administrative 	  53,122
	Depreciation			       0

		Total Expenses	         $53,122


		Net Income	        ($53,122)




                               RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                        Ended December 31
                                                         2008           2007
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:
	   Net Loss				       (222,878)       (53,122)
           Increase in Accounts Payable                   1,000          1,000
	NET CASH PROVIDED BY OPERATING ACTIVITIES      (221,878)       (52,122)

	FINANCING ACTIVITIES:
	   Increase in Loans Payable                    221,878              0
	   Additional Paid in Capital		              0	        52,122
	NET CASH PROVIDED BY FINANCING ACTIVITIES	221,878	        52,122

	NET CASH PROVIDED BY INVESTING ACTIVITIES	      0              0

	INCREASE IN CASH				      0              0

	CASH - BEGINNING OF YEAR			      0              0

	CASH - END OF YEAR				      0              0


			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
                                      (AUDITED)


2008
                           Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2008        44,535   6,958,341      0      -7,055,826  -52,950

Stock Acquisition          0                0      0               0        0

Shareholder Dist           0                0      0               0        0

Additional Paid in Cap     0                0      0               0        0

Retained Earnings          0                0      0               0        0

Net Income                 0                0      0        -222,878 -222,878

Balance at 12/31/2008      44,535   6,958,341      0      -7,278,704 -275,828


2007
                           Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2007        44,535   6,906,219      0      -7,002,704  -51,950

Stock Acquisition               0           0      0               0        0

Shareholder Dist                0           0      0               0        0

Additional Paid in Cap          0      52,122      0               0   52,122

Retained Earnings               0           0      0               0        0

Net Income                      0           0      0         -53,122  -53,122

Balance at 12/31/2007      44,535   6,958,341      0      -7,055,826  -52,950






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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2000-2008	       	$7,278,704		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,467,480
Evaluation Allowance (33.9%)		$2,467,480
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


Note #5  Stockholders' Equity


As  of  December 31, 2008,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2008.


Note #6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note #7 Accounts Receivables

The accounts receivables for the reported periods are

DECEMBER 31     DECEMBER  31
 2008           2007
 (AUDITED)     (AUDITED)
 -------------  ------------
      0	            0

Note #8  Note Payable

In 2008, the Company borrowed $221,878 from Hamershlag, Sulzberger and Borg to pay for professional fees. The money borrowed was due in one year with interest payable at the prevailing market rate.



Note #9 Business Reorganization

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