Form 10-Q
period 2009-03-31
RPM ADVANTAGE, INC.
filed 2011-05-12
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2009

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.


                              TABLE OF CONTENTS





Consolidated Balance Sheets     		     3-4

Consolidated Statements of Operations                  5

Consolidated Statements of Cash Flows                  6

Consolidated Statements of Stockholders' Equity        7

Part I

Item 1.  Notes to Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                            8

Part II - Other Information                           10

Signature                                             11





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2009          2008              2008

                                     ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

Accounts Payable/Accrued Liabilities 53,950 		52,950         53,950

Loans Payable                       221,878                  0        221,878

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,278,704)	    (7,002,704)	    (7,278,704)

Net Equity		           		                      (275,828)

Total Liab. And Owner
Equtiy	                                   0		     0		     0










				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 31, 2009)     (MAR 31 2008)  (DEC 31, 2008)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	     222,878

NET ORDINARY INCOME	         0	    0		   0

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	    (222,878)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic    44,535,296  44,535,296	   44,535,296

            Diluted    44,535,296  44,535,296	   44,535,296





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							Three Months

						  JAN  31 -  MAR 31
                                                        Ended
									MAR 31
                                                         2009
									2008
                                                      (UNAUDITED)
									(UNAUDITED)
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







		RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2009
                                      (UNAUDITED)



                           Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 3/31/2008       44,535   6,958,341      0      -7,055,826  -52,950

Stock Acquisition          0                0      0               0        0

Shareholder Dist           0                0      0               0        0

Additional Paid in Cap     0                0      0               0        0

Retained Earnings          0                0      0               0        0

Net Income                 0                0      0        -222,878 -222,878

Balance at 3/31/2009       44,535   6,958,341      0      -7,278,704 -275,828






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


Note #5  Stockholders' Equity


As  of  March 31, 2009,  there  was   approximately   44,535,296
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of March 31, 2009.


Note #6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note #7 Accounts Receivables

The accounts receivables for the reported periods are

 March  31      March 31       DECEMBER 31
 2009           2008           2008
 (UNAUDITED)    (UNAUDITED)    (AUDITED)
 -------------  ------------   -----------
      0	            0              0

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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and March 31, 2008, and the results of its income and comprehensive income for the three month periods ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.


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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2009

Sales for the three months ended March 31, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended March 31, 2009 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the three months ended March 31, 2009 remained the same at $0,as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended March 31, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended March 31, 2009 as compared to none or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

During the three months ended March 31, 2009 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at March 31, 2009 remained the same at $0 as compared to $0 at March 31, 2008.


As of March 31, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2009 and throughout the year 2010, the Company's business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its quarter ended March 31, 2009.


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

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2007 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2008
<PERIOD-END>                             MARCH-31-2009
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    0
<BONDS>                                  0
<PREFERRED-MANDATORY>                    0
<PREFERRED>                              0
<COMMON>                                 44,535,296
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                         0.00
<EPS-DILUTED>                         0.00