Form 10-Q
period 2009-06-30
RPM ADVANTAGE, INC.
filed 2011-05-12
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2009

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.


                              TABLE OF CONTENTS





Consolidated Balance Sheets     		     3-4

Consolidated Statements of Operations                  5

Consolidated Statements of Cash Flows                  6

Consolidated Statements of Stockholders' Equity        7

Part I

Item 1.  Notes to Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                            8

Part II - Other Information                           10

Signature                                             11





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       JUN 30       JUN 30            DEC 31

                                        2009          2008              2008

                                     ( UNAUDITED)   ( UNAUDITED)    ( AUDITED)

                                   -------------  ------------      ----------


        Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Accounts Payable/Accrued Liabilities 53,950 		52,950         53,950

Loans Payable                       221,878                  0        221,878

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,278,704)	    (7,002,704)	    (7,278,704)

Net Equity		           		                      (275,828)

Total Liab. And Owner
Equtiy	                                   0		     0		     0






				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
				   (UNAUDITED)

		    (JUN 30, 2009)     (JUN 30, 2008)

REVENUE		              0	                    0


COST OF SALES		      0		    	    0

 GROSS PROFIT		      0 	   	    0

General & Administrative
 (Less: interest, taxes
 and depreciation)	      0			    0

INTEREST EXPENSE	      0			    0

DEPRECIATION EXPENSE	      0		 	    0

 AMORTIZATION EXPENSE         0			    0

TAX EXPENSE		      0 		    0

 TOTAL EXPENSES		      0			    0

NET ORDINARY INCOME           0	        	    0

OTHER INCOME		      0		    	    0

OTHER EXPENSE		      0			    0

NET OTHER INCOME	      0			    0

Net Income	              0 		    0



Net income per
share: Basic          $    0.00           $      0.00

       Diluted        $    0.00           $      0.00

Weighted average
number of shares
outstanding : Basic    44,535,296	    44,535,296

            Diluted    44,535,296           44,535,296





				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE SIX MONTHS ENDED
                                     (UNAUDITED)

		    (JUN 30, 2009)     (JUN 30 2008)  (DEC 31, 2008)

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




				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							THREE Months

						       JUN 30
                                                        Ended
									JUN 30
                                                         2009
									2008
                                                      (UNAUDITED)
									(UNAUDITED)
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







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                     	For the period
							For the
							Six Months
                                                        JAN 1 - JUN 30,
							Ended
									JUN 30
                                                         2009
									2008
                                                      (UNAUDITED)
									(UNAUDITED)
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





				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - JUN 30, 2009
                                      (UNAUDITED)



Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 6/30/2008       44,535   6,958,341      0      -7,055,826  -52,950

Stock Acquisition          0                0      0               0        0

Shareholder Dist           0                0      0               0        0

Additional Paid in Cap     0                0      0               0        0

Retained Earnings          0                0      0               0        0

Net Income                 0                0      0        -222,878 -222,878

Balance at 6/30/2009       44,535   6,958,341      0      -7,278,704 -275,828



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


Note #5  Stockholders' Equity


As  of  June 30, 2009,  there  was   approximately   44,535,296
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of June 30, 2009.


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

 June 30        June 30        DECEMBER 31
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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2009 and June 30, 2008, and the results of its income and comprehensive income for the three month periods ended June 30, 2009 and 2008 and cash flows for the three months ended June 30, 2009 and 2008.


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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,2009

Sales for the three months ended June 30, 2009 remained the same at $0 as compared to $0 for the same period a year ago. Sales for the six months ended June 30, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended June 30, 2009 remained the same $0 or as compared to $0 for the same period a year ago. The Company's gross profit for the six months ended June 30, 2009 at $0 or as compared to $0 for the same period a year ago.

Selling, general and administrative expenses for the the three months ended June 30, 2009 remained the same at $0,as compared to $0 a year ago. Selling, general and administrative expenses for the six months ended June 30, 2009 remained the same at $0, as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended June 30, 2009 remained the same at $0 as compared to $0 for the same period a year ago. Interest expense, net for the six months ended June 30, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended June 30, 2009 as compared to $0 or $0.00 per share for the same period a year ago. Net loss remained the same at $0 or $0.00 per share for the six months ended June 30, 2009 as compared to $0 or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

During the six months ended June 30, 2009 the Company utilized all of its cash generated from operations to purchase property, equipment and invest in additional inventory as discussed below. The Company's management believes that current working capital, cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months.

Accounts Receivable at June 30, 2009 remained the same at $0 as compared to $0 at June 30, 2008.


As of June 30, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


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

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2007 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2008
<PERIOD-END>                             JUNE-30-2009
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