Form 10-K
period 2009-12-31
RPM ADVANTAGE, INC.
filed 2011-05-13
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calendar years ended December 31, 2009 and 2008

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total net loss for the year ended December 31, 2009, and 2008 were $(59,929) and $(222,878), respectively.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2009, was $3,123,740 based on an estimated 20,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2009 and 2008 was 489,535,286 shares.



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




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry, as a independent oil and gas producer. As of and for the years ending December 31, 2009 and 2008, the Company had no foreign operations.



Employees

  At December 31, 2009 and 2008 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2009 or 2008.



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



     Year Ended December 31, 2008          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                    $10.00               $2.75
          2nd Quarter                      2.75                2.25
          3rd Quarter                      2.25                2.25
          4th Quarter                      2.25                 .11

     Year Ended December 31, 2009          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .11               $ .11
          2nd Quarter                       .20                 .20
          3rd Quarter                       .25                 .25
          4th Quarter                       .15                 .02


  As of December 31, 2009, 489,535,286 shares of common stock were outstanding. Also as of December 31, 2009, there were 925 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

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

                                                     2009       2008
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       59,929   	222,878

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (59,929)  $(222,878)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (59,929)  $(222,878)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2009 and 2008.

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2009 and December 31, 2008, and the results of its income and comprehensive income for the twelve month periods ended December 31, 2009 and 2008 and cash flows for the twelve months ended December 31, 2009 and 2008.


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

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHS ENDED DECEMBER 31,2009

Sales for the twelve months ended December 31, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2009 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the twelve months ended December 31, 2009 decreased to $59,929 as compared to $222,878 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the twelve months ended December 31, 2009 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss decreased to $(59,929) or $0.00 per share for the twelve months ended December 31, 2009 as compared to $(222,878) or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

Accounts Receivable at December 31, 2009 remained the same at $0 as compared to $0 at December 31, 2008.


As of December 31, 2009 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Companys growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2009 and throughout the year 2010, the Companys business strategy continue to focus on increasing stockholder value by raising capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions will result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2009 and 2008.


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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2008 and 2007.
David R. Pressler, the President of the Company, received no compensation in 2009 and 2008.

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000             0.0002%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            07.25%
1775 Saint James Place
Suite 110
Houston, Texas 77057

Hamershlag Sulzberger     Common Stock       445,000,156            85.79%
Borg, Inc.
1230 Avenue of the
Americas, 7th Floor
New York, NY 10020

Cede & Co.                Common Stock         55,535,296           11.34%
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a large accumulated deficit
through December 31, 2010.   This condition raises substantial doubt
about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011



 RPM ADVANTAGE, INC.
                              CONSOLIDATED BALANCE SHEETS
                                                     (AUDITED)


                                                   December 31    December 31
                                                      2009          2008
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			     0               0
        Prepaid Expense                                 88,558               0

		Total Current Assets			88,558               0


		Total assets				88,558               0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			54,950 		53,950
Loans Payable                                                0         221,878

	Total liabilities			       $54,950	      $275,828

Equity:

Common Stock					       489,535		44,535
Additional Paid In Capital                           6,882,706       6,958,341
Accumulated Deficit                                 (7,338,633)     (7,278,704)

	Total shareholders' equity                     $33,608       ($275,828)


	Total liabilities and shareholders' equity     $88,558              $0

The accompanying notes are an integral part of these financial statements.



                                   RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (AUDITED)

			2009

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	  59,929
	Depreciation			       0

		Total Expenses		 $59,929


		Net Income	        ($59,929)


			2008

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Expenses:

	General & Administrative 	 222,878
	Depreciation			       0

		Total Expenses	        $222,878


		Net Income	       ($222,878)


The accompanying notes are an integral part of these financial statements.




                               RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                        Ended December 31
                                                         2009           2008
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:
	   Net Loss				        (59,929)      (222,878)
	   Increase in Accounts Payable                   1,000          1,000
	NET CASH PROVIDED BY OPERATING ACTIVITIES       (58,929)      (221,878)

	FINANCING ACTIVITIES:
	   Additional Paid in Capital		        (75,635)	     0
	   Decrease in Loans Payable                   (221,878)       221,878
	   Issuance of Common Stock                     445,000              0
	NET CASH PROVIDED BY FINANCING ACTIVITIES	147,487	       221,878

        INVESTING ACTIVITIES:
	   Increase in Prepaid Expense                  (88,558)             0
	NET CASH PROVIDED BY INVESTING ACTIVITIES	(88,558)             0

	INCREASE IN CASH				      0              0

	CASH - BEGINNING OF YEAR			      0              0

	CASH - END OF YEAR				      0              0

The accompanying notes are an integral part of these financial statements.



			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008
                                      (AUDITED)


2009
                          Common  Additional  Shareholder  Retained    Total
                          Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2009       44,535   6,958,341      0      (7,278,704)(275,828)

Stock Issuance           445,000           0      0               0  445,000

Shareholder Dist               0           0      0               0        0

Additional Paid in Cap         0     (75,635)     0               0  (75,635)

Retained Earnings              0           0      0               0        0

Net Income                     0           0      0         (59,929) (59,929)

Balance at 12/31/2009    489,535   6,882,706      0      (7,338,633)  33,608


2008
                          Common  Additional  Shareholder  Retained    Total
                          Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2008       44,535   6,958,341      0      (7,055,826) (52,950)

Stock Acquisition              0           0      0               0        0

Shareholder Dist               0           0      0               0        0

Additional Paid in Cap         0           0      0               0        0

Retained Earnings              0           0      0               0        0

Net Income                     0           0      0        (222,878)(222,878)

Balance at 12/31/2008     44,535   6,958,341      0      (7,278,704)(275,828)

The accompanying notes are an integral part of these financial statements.




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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2000-2009	       	$7,338,633		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,487,797
Evaluation Allowance (33.9%)		$2,487,797
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.


Note #5  Stockholders' Equity


As  of  December 31, 2009,  there  was   approximately   489,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2009.


Note #6 Plant Property and Equipment

Property and equipment:


Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.


The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39



Note #7 Accounts Receivables

The accounts receivables for the reported periods are

DECEMBER 31     DECEMBER  31
 2009          2008
 (AUDITED)     (AUDITED)
 -------------  ------------
      0	            0


Note #8 Loans Payable and Prepaid Expense

In 2009, the Company agreed to issue 445,000,000 shares of its $0.001 par value common stock to Hamershlag, Hulzberger & Borg in exchange for the existing note payables of $280,807 at 12/31/2009 as well as 2010 expenses to be paid by Hamershlag, Hulzberger & Borg in the amount
of $88,558.00.   The difference in value of stock issued $445,000 and
the debt exchanged of $369,365 will be booked against Additional Paid in Capital for $75,635.

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

We shall return to Buchanan, immediately, all of the shares of common stock of Buchanan which were transferred to us. In return, Buchanan shall return to RPM the 1,000,000 shares of RPM restricted common stock transferred to Buchanan. If, for any reason, the actual transfer of the subject securities, and their return to the party which originally owned them, is not complete within 15 days , any party not in receipt of the securities to which it is entitled pursuant to this Agreement, is authorized to cancel any securities which were the subject of this Agreement, with the result that Buchanan shall own no shares of RPM, and RPM shall own no shares of Buchanan.




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