Form 10-K
period 2010-12-31
RPM ADVANTAGE, INC.
filed 2011-05-13
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB

     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calendar years ended December 31, 2010 and 2009

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total net loss for the year ended December 31, 2010, and 2009 were $(139,558) and $(59,929), respectively .

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2010, was $3,123,740 based on an estimated 20,824,936 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($ .001 par value), as of December 31, 2010 and 2009 was 489,535,286 shares.



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




Financial Information about Industry Segments

  RPM Advantage operates in the Exploration and Production industry, as an independent oil and gas producer. As of and for the years ending December 31, 2010 and 2009, the Company had no foreign operations.



Employees

  At December 31, 2010 and 2009 RPM Advantage employed 1 person, of which 1 were full-time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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


------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of calendar year 2010 or 2009.



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



     Year Ended December 31, 2009          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .11               $ .11
          2nd Quarter                       .20                 .20
          3rd Quarter                       .25                 .25
          4th Quarter                       .15                 .02

     Year Ended December 31, 2010          High                  Low
     ----------------------------          ----                  ---

          1st Quarter                     $ .11               $ .11
          2nd Quarter                       .20                 .20
          3rd Quarter                       .25                 .25
          4th Quarter                       .25                 .15


  As of December 31, 2010, 489,535,286 shares of common stock were outstanding. Also as of December 31, 2010, there were 925 holders of record of the Common Stock based upon information furnished by Trustmark Stock and Transfer Company, Portland, Oregon the transfer agent for the Common Stock.

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

                                                     2010       2009
                                                 -----------   -----------

Revenues . . . . . . . . . . . . . . . . . . .   $   0		$0

Cost of revenues . . . . . . . . . . . . . . .       0      	0

General and administrative expenses. . . . . .       139,558   	59,929

Non-recurring charges. . . . . . . . . . . . .       0        	0

Depreciation and amortization. . . . . . . . .       0     	0

Other income . . . . . . . . . . . . . . . . .       0          0

Interest . . . . . . . . . . . . . . . . . . .	     0        	0

Gain on early extinguishment of debt . . . . .       0          0
                                                 -----------   -----------
Net income (loss). . . . . . . . . . . . . . .   $  (139,558)  $(59,929)
                                                 ===========   ===========
Net income (loss) per share. . . . . . . . . .   $  (.00)  $    (.00)
                                                 ===========   ===========

EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (139,558)  $(59,929)
                                                 ===========   ===========

Total assets . . . . . . . . . . . . . . . . .   $   0	   $ 	 0
                                                 ===========   ===========
Long-term debt . . . . . . . . . . . . . . . .   $   0     $   	 0
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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-KSB for the year ended December 31, 2010 and 2009.

In the opinion of management, the accompanying Audited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2010 and December 31, 2009, and the results of its income and comprehensive income for the twelve month ended December 31, 2010 and 2009 and cash flows for the twelve months ended December 31, 2010 and 2009.


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

RESULTS OF OPERATIONS FOR THE  TWELVE MONTHS ENDED DECEMBER 31,2010

Sales for the twelve months ended December 31, 2010 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the twelve months ended December 31, 2010 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the twelve months ended December 31, 2010 increased to $139,558 as compared to $59,929 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the twelve months ended December 31, 2010 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss increased to $(139,558) or $0.00 per share for the twelve months ended December 31, 2010 as compared to $(59,929) or $0.00 per share for the same period a year ago.

Liquidity and Capital Resources

Accounts Receivable at December 31, 2010 remained the same at $0 as compared to $0 at December 31, 2009.


As of December 31, 2010 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Companys growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2010 and throughout the year 2011, the Companys business strategy continue to focus on increasing stockholder value by raising capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions will result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

  Filed herewith are the Company's audited financial statements for the years ended December 31, 2010 and 2009.


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


------------------------------------------------------------------------------
Item 11.  Executive Compensation
------------------------------------------------------------------------------

  No executive officer or director of the Company received compensation in or during its fiscal years ended December 31, 2010 and 2009.
David R. Pressler, the President of the Company, received no compensation in 2010 and 2009.

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000             0.0002%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296           0.0725%
1775 Saint James Place
Suite 110
Houston, Texas 77057

Hamershlag Sulzberger     Common Stock       445,000,000            90.90%
Borg, Inc.
1230 Avenue of the
Americas, 7th Floor
New York, NY 10020

Cede & Co.                Common Stock         55,535,296           11.34%
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

We conducted our audits in accordance with standards required by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
20 April 2011




				RPM ADVANTAGE, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (AUDITED)


                                                   December 31    December 31
                                                      2010          2009
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			     0               0
        Prepaid Expense                                      0          88,558

		Total Current Assets			     0          88,558


		Total assets				     0          88,558


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities		       105,950 		54,950

	Total liabilities			      $105,950	       $54,950

Equity:

Common Stock					       489,535	       489,535
Additional Paid In Capital                           6,882,706       6,882,706
Accumulated Deficit                                 (7,478,191)     (7,338,633)

	Total shareholders' equity                   ($105,950)        $33,608


	Total liabilities and shareholders' equity          $0         $88,558

The accompanying notes are an integral part of these financial statements.



                                   RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (AUDITED)

			2010

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	 139,558
	Depreciation			       0

		Total Expenses		$139,558


		Net Income	       ($139,558)


			2009

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Expenses:

	General & Administrative 	  59,929
	Depreciation			       0

		Total Expenses	         $59,929


		Net Income	        $(59,929)


The accompanying notes are an integral part of these financial statements.




                               RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)


                                                         For the Year
                                                        Ended December 31
                                                         2010           2009
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:
	   Net Loss				       (139,558)       (59,929)
	   Increase in Accounts Payable                   1,000          1,000
	   Increase in Accrued Expenses                  50,000              0
	NET CASH PROVIDED BY OPERATING ACTIVITIES       (88,558)       (58,929)

	FINANCING ACTIVITIES:
	   Additional Paid in Capital		              0        (75,635)
	   Decrease in Loans Payable                          0       (221,878)
	   Issuance of Common Stock                           0        445,000
	NET CASH PROVIDED BY FINANCING ACTIVITIES	      0	       147,487

        INVESTING ACTIVITIES:
	   Decrease in Prepaid Expense                   88,558        (88,558)
	NET CASH PROVIDED BY INVESTING ACTIVITIES	 88,558        (88,558)

	INCREASE IN CASH				      0              0

	CASH - BEGINNING OF YEAR			      0              0

	CASH - END OF YEAR				      0              0

The accompanying notes are an integral part of these financial statements.



			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009
                                      (AUDITED)


2010
                           Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2010      489,535   6,882,706      0      (7,338,633)  33,608

Stock Issuance                   0           0      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0           0      0               0        0

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (139,558)(139,558)

Balance at 12/31/2010      489,535   6,882,706      0      (7,478,191) 105,950


2009
                            Common  Additional  Shareholder  Retained    Total
                            Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2009         44,535   6,958,341      0      (7,278,704)(275,828)

Stock Issuance             445,000           0      0               0  445,000

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0     (75,635)     0               0  (75,635)

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0         (59,929) (59,929)

Balance at 12/31/2009      489,535   6,882,706      0      (7,338,633)  33,608

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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2000-2010	       	$7,478,191		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,535,107
Evaluation Allowance (33.9%)		$2,535,107
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


Note #4  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $100,000 for these matters.


Note #5  Stockholders' Equity

As  of  December 31, 2010,  there  was   approximately   489,535,000
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2010.


Note #6 Plant Property and Equipment

Property and equipment:

Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note #7 Accounts Receivables

The accounts receivables for the reported periods are

DECEMBER 31     DECEMBER  31
 2010          2009
 (AUDITED)     (AUDITED)
 -------------  ------------
      0	            0




Note #8 Loans Payable and Prepaid Expense

In 2009, the Company agreed to issue 445,000,000 shares of its $0.001 par value common stock to Hamershlag, Hulzberger & Borg in exchange for the existing note payables of $280,807 at 12/31/2009 as well as 2010 expenses to be paid by Hamershlag, Hulzberger & Borg in the amount
of $88,558.00.   The difference in value of stock issued $445,000 and
the debt exchanged of $369,365 will be booked against Additional Paid
in Capital for $75,635.   The prepaid expenses of $88,558 were reversed
out against $88,558 of expenses paid in 2010.



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