Form 10-Q
period 2011-03-31
RPM ADVANTAGE, INC.
filed 2011-05-13
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2011

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]





                              RPM ADVANTAGE, INC.


                              TABLE OF CONTENTS





Consolidated Balance Sheets     		     3-4

Consolidated Statements of Operations                  5

Consolidated Statements of Cash Flows                  6

Consolidated Statements of Stockholders' Equity        7

Part I

Item 1.  Notes to Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                            8

Part II - Other Information                           10

Signature                                             11





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2011          2010              2010

                                     ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0            88,558               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0            88,558               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

Accounts Payable/
Accrued Liabilities                 105,950 		54,950        105,950

Loans Payable                             0                  0              0

 Other current Liabilities                0 		     0	            0

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	                  0		     0 	            0

Common Stock	                    489,535	       489,535	       489,535

Additional Paid In Capital     	  6,882,706          6,882,706       6,882,706

Accumilated Deficit		 (7,478,191)        (7,338,633)     (7,478,191)

Net Equity		           (105,950)	       $33,608        (105,950)

Total Liab. And Owner
Equtiy	                                  0	       $88,558               0










				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 31, 2011)     (MAR 31 2010)  (DEC 31, 2010)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	     139,558

NET ORDINARY INCOME	         0	    0		   0

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	    (139,558)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic   489,535,296 489,535,296	  489,535,296

            Diluted   489,535,296  44,535,296	  489,535,296





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







		RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2010
                                      (UNAUDITED)




                          Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at  3/31/2009      489,535   6,882,706      0      (7,338,633)  33,608

Stock Issuance                   0           0      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0           0      0               0        0

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (139,558)(139,558)

Balance at  3/31/2010      489,535   6,882,706      0      (7,478,191) 105,950







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


Note #5  Stockholders' Equity

As  of  March 31, 2011,  there  was   approximately   489,535,000
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of Mar 31, 2011.


Note #6 Plant Property and Equipment

Property and equipment:

Property and equipment are recorded at cost.
Depreciation of property and equipment is provided utilizing both straight line and accelerated methods over the estimated useful lives of the respective assets.
The costs of maintenance and repairs are charged to operations as incurred.



The estimated use full lives of property and equipment are as follows:

	Equipment		7
	Furniture		7
	Computers		5
	Computer software	5
	Motor vehicle		5
	Leasehold improvements	39




Note #7 Accounts Receivables

The accounts receivables for the reported periods are

 MARCH 31       MARCH  31      DECEMBER 31
 2011           2010           2010
 (UNAUDITED)    (UNAUDITED)    (AUDITED)
 -------------  ------------   ------------
      0	            0               0




Note #8 Loans Payable and Prepaid Expense

In 2009, the Company agreed to issue 445,000,000 shares of its $0.001 par value common stock to Hamershlag, Sulzberger & Borg in exchange for the existing note payables of $280,807 at 12/31/2009 as well as 2010 expenses to be paid by Hamershlag, Hulzberger & Borg in the amount
of $88,558.00.   The difference in value of stock issued $445,000 and
the debt exchanged of $369,365 will be booked against Additional Paid
in Capital for $75,635.   The prepaid expenses of $88,558 were reversed
out against $88,558 of expenses paid in 2010.



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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and March 31, 2010, and the results of its income and comprehensive income for the three month periods ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.


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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2011

Sales for the three months ended March 31, 2011 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended March 31, 2011 remained the same $0 or as compared to $0 for the same period a year ago.


Selling, general and administrative expenses for the three months ended March 31, 2011 remained the same at $0,as compared to $0 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

Interest expense, net for the three months ended March 31, 2011 remained the same at $0 as compared to $0 for the same period a year ago.

Net loss remained the same at $0 or $0.00 per share for the three months ended March 31, 2011 as compared to none or $0.00 per share for the same period a year ago.

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

Accounts Receivable at March 31, 2011 remained the same at $0 as compared to $0 at March 31, 2010.


As of March 31, 2011 the Company had no material commitments for capital expenditures or inventory purchases other than purchase orders issued in the normal course of business.


The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure.

For the remainder of 2011 and throughout the year 2012, the Company's business strategy continue to focus on increasing stockholder value by rasing capital and finding additional strategic assets to acquire, The availability of financing and the ability to reduce the combined companies long-term debt. Such transactions wiil result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.


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

                                       RPM ADVANTAGE, Inc.


Date:   APRIL 25, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2009 10-KSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2010
<PERIOD-END>                             MARCH-31-2011
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