Form 10-Q/A
period 2006-03-31
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 44,535,286 shares.


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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 30, 2006




                           EUGENE M EGEBERG
                      CERTIFIED PUBLIC ACCOUNTANT
                       2400 BOSTON STREET, #102
                      BALTIMORE, MARYLAND  21224
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of March 31, 2006 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the companys management.

I conducted the review in accordance with the standards of
the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting
matters.   It is substantially less in scope than an audit
conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Public Company Accounting Oversight Board (United States) and U.S. Generally Accepted Accounting Principles.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011


				COMMUNITRONICS OF AMERICA, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                   March 31    	December 31
                                                      2006          2005
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable					50,950 		50,950


	Total liabilities				$50,950		$50,950

Equity:

Common Stock						   44,535	 50,253
Additional Paid In Capital				6,804,842     6,799,124
Accumulated Deficit				       (6,900,327)   (6,900,327)

	Total shareholders' equity			($50,950)      ($50,950)


	Total liabilities and shareholders' equity	$0		$0




                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                           For the Three Months
							      Ended March 31
							   2006		  2005
							(Unaudited)	(Audited)
							-----------	----------
	Revenues:

	Fees							0		0
	Less:  Cost of Sales					0		0

		Total Revenues				       $0	       $0


	Expenses:

	General & Administrative			        0		0
	Depreciation			                        0		0

		Total Expenses		                        0		0


		Net Income		                        0		0



                            COMMUNITRONICS OF AMERICA, INC.
                                   AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31
                                                         2006           2005
                                                      (Unaudited)     (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss					0	        0

	Changes in assets & liabilities:
	      Accounts payable				0 		0

	NET CASH PROVIDED BY OPERATING ACTIVITIES	0 		0

	FINANCING ACTIVITIES:				0		0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0



                                  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period January 1 - MARCH 31, 2006
                                      (UNAUDITED)
								  Total
		  Common Stock      Additional	  Accumulated  Stockholder
		Amount Shares      Paid-in Capital  Deficit	  (Deficit)
								   /Equity


DEC 31, 2005     50,253  50,253,286    6,799,124    (6,900,327)    (50,950)


Prior Period Adj (5,718)  (5,718,000)  5,718,000                         0


Balance
----------------------------------------------------------------------------
3/31/2006        $44,535  44,535,286   6,804,842    (6,900,327)     (50,950)

----------------------------------------------------------------------------






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

Communitronics of America, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2006-2020	       	$6,900,327		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,339,210
Evaluation Allowance (33.9%)		$2,339,210
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-

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

Note #6  Contingencies

In 2005, the Company became aware of a prior claim for services.
The Company is investigating the validity of the claim. In the process of dealing with this claim the Company has established procedures in handling prior claims and a reserve of $50,000 for these matters.

Note #7 Business Reorganization

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

There was no change in General and administrative expenses.

The Company's had no gain or loss for the three months ended 3/31/06.


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

                                       Communitronics of America, Inc.


Date:  July 15, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





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