Form 10-Q/A
period 2006-06-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011








				   RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                       JUNE 30      JUNE 30       DECEMBER 31
                                        2006          2005          2005
                                     (Unaudited)   (Unaudited)    (Audited)
                                   -------------  ------------   ------------

     Assets

Current asset:

  Cash and Cash Equivalents                0		    0		    0
  Accounts Receivables                     0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	           0		    0		    0
  Prepaid Expenses                         0                0               0

 Inventory		                   0 		    0		    0

Long Term Assets:

 Total Fixed Assets	                   0		    0		    0


Total Assets		                   0
   Liabilities and Stockholders'
   Equity

Current Liabilities
   Accounts Payable	              50,950 		   850		50,950

 Other current Liabilities            50,950 		     0		     0

Long Term Liabilities

 Total Long Term                           0		     0		     0

Total Liabilities	              50,950		   850 		50,950

Common Stock	                      44,535		50,253		50,253

Additional Paid In Capital     	   6,804,842	     6,799,124	     6,799,124

Accumulated Deficit		  (6,900,327)	    (6,850,227)	    (6,900,327)

Net Equity		             (50,950)		  (850)	       (50,950)

Total Liab. And Owner
Equity	                                   0		     0		     0






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





				 RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                  For the Three Months   For the Three Months
                                           Ended June 30        Ended JUNE 30
                                                 2006             2005
                                             (Unaudited)       (Unadited)
                                            ------------       ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Increase in Accounts Receivable		                0
     Increase in Costs and Estimated Earnings
           in Excess of Billings			        0
     Increase in Prepaid Assets			                0	      0
     Increase in Inventory                                      0	      0
     Increase in Accounts Payable		                0	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES			        0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net Decrease in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					                0 	     0
      Taxes						        0 	     0







			         RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                         For the Six Months   For the Six Months
                                              Ended June 30        Ended JUNE 30
                                                   2006               2005
                                               (Unaudited)         (Unaudited)
                                              ------------       ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Increase in Accounts Receivable		                0
     Increase in Costs and Estimated Earnings
           in Excess of Billings			        0             0
     Increase in Prepaid Assets			                0	      0
     Increase in Inventory                                      0	      0
     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES			        0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net Decrease in long-term debt	          0 	      0


NET CASH USED IN FINANCING ACTIVITIES		          0	      0

INCREASE IN CASH				          0	      0

CASH - BEGINNING OF PERIOD				  0	      0

CASH - END OF PERIOD				          0 	      0



Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					                0 	     0
      Taxes						        0 	     0





				        RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - JUNE 30, 2006
                                      (UNAUDITED)
								  Total
		  Common Stock      Additional	  Accumulated  Stockholder
		Amount Shares      Paid-in Capital  Deficit	  (Deficit)
								   /Equity


DEC 31, 2005     50,253  50,253,286    6,799,124    (6,900,327)    (50,950)

Prior Per Adj	 (5,718)                   5,718                         0

Balance
----------------------------------------------------------------------------
6/30/2006        $44,535  44,535,286   6,804,842    (6,900,327)     (50,950)

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

CCurrent Tax Asset Value of Net Operating Loss Carry forwards At Current
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,2006

The Company had no revenues for the six month period ended June 30, 2006 same as the three month period ended June 30, 2006, due to a lack of inventory in 2006 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and six months ended June 30,2006, there were no capital expenditures due to a lack of cash flow.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH 2005

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company tries to re-establish its presence in the Southeastern United States.

There was no change in General and administrative expenses.

The Company's had no gain or loss for the three and six months ended 6/30/06.


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

                                       Communitronics of America, Inc.


Date:  July 15, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2006 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2005
<PERIOD-END>                             JUNE-30-2006
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    0
<BONDS>                                  0
<PREFERRED-MANDATORY>                    0
<PREFERRED>                              0
<COMMON>                                 44,535
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                           .00
<EPS-DILUTED>                           .00