Form 10-Q/A
period 2006-09-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006

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


                                       SEPT 30      SEPT 30       DECEMBER 31
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

		    (SEPT 30, 2006)    (SEPT 30 2005)

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





				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE NINE MONTHS ENDED
                                     (UNAUDITED)

		    (SEPT 30, 2006)    (SEPT 30 2005)  (DEC 31, 2005)

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





				 RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                   For the Three Months  For the Three Months
                                           Ended SEPT 30        Ended SEPT 30
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







			         RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                       For the Nine Months   For the Nine Months
                                              Ended SEPT 30        Ended SEPT 30
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





				        RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - SEPT 30, 2006
                                      (UNAUDITED)
								  Total
		  Common Stock      Additional	  Accumulated  Stockholder
		Amount Shares      Paid-in Capital  Deficit	  (Deficit)
								   /Equity


DEC 31, 2005     50,253  50,253,286    6,799,124    (6,900,327)    (50,950)

Prior Per Adj	 (5,718)                   5,718                         0

Balance
----------------------------------------------------------------------------
9/30/2006        $44,535  44,535,286   6,804,842    (6,900,327)     (50,950)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPT 30,2006

The Company had no revenues for the three and nine month period ended June 30, 2006 same as the three month period ended June 30, 2006, due to a lack of inventory in 2006 and management's efforts were concentrated on capital rasing efforts at that time.

The Company's growth, whether internal or through acquisitions, requires significant capital investment infrastructure. During the three and nine months ended Sept 30,2006, there were no capital expenditures due to a lack of cash flow.

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

THREE MONTHS ENDED SEPT 30, 2006 COMPARED WITH 2005

Revenues

The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company tries to re-establish its presence in the Southeastern United States.

There was no change in General and administrative expenses.

The Company's had no gain or loss for the three and six months ended 9/30/06.


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

                                       Communitronics of America, Inc.


Date:  July 15, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2006 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        DEC-31-2005
<PERIOD-END>                             sept-30-2006
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