Form 10-Q/A
period 2007-03-31
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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


               2500 South West Loop, Suite 340 Houston, Texas 77027
               -----------------------------------------------------
                   (Address of principal executive offices)

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of March 31, 2007 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the companys management.

I conducted the review in accordance with the standards of
the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting
matters.   It is substantially less in scope than an audit
conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States),the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011

				   RPM ADVANTAGE, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2007          2006              2006

                                     ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable                  51,950		50,950	       51,950

Total Current Liabilities            51,950 		50,950	       51,950

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	             51,950		50,950 	       51,950

Common Stock	                     44,535		44,535	       44,535

Additional Paid In Capital     	  6,906,219	     6,804,842	    6,906,219

Accumilated Deficit		 (7,002,704)	    (6,900,327)	   (7,002,704)

Net Equity		            (51,950)	       (50,950)       (51,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0








				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 30, 2007)     (MAR 30 2006)  (DEC 31, 2006)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0          0	     102,377

NET ORDINARY INCOME	         0          0      (102,377)

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0          0 	    (102,377)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic    44,535,286   44,535,286	   44,535,286

            Diluted    44,535,286   44,535,286	   44,535,286





				 RPM ADVANTAGE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the
							Three Months Ended

							MAR 31		MAR 31

                                                         2007       	2006
                                                      (UNAUDITED)    (UNAUDITED)
                                                    ------------    ------------



CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0









				  RPM ADVANTAGE, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - MAR 31, 2007
                                      (UNAUDITED)




								 Total
		Common  Stock      Additional	    Accumulated  Stockholder
		Amount  Shares     Paid-in Capital  Deficit	 (Deficit)
								 /Equity


DEC 31, 2006    44,535  44,535,000 6,906,219        (7,002,704)  (51,950)



Common Stock
issued
for
acquisitions



Net Income/(Loss)

Balance
-------------------------------------------------------------------------
3/31/2007      $44,535  44,535,000   6,906,219      (7,002,704)    (51,950)

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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2005-2006	       	$7,002,704		2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,373,913
Evaluation Allowance (33.9%)		$2,373,913
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


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




Note #8 Accounts Receivables

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