Form 10-Q/A
period 2007-06-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of June 30, 2007 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and six months then ended. These interim financial statements are the responsibility of the companys management.

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





				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
				   (UNAUDITED)

		    (JUN 30, 2007)     (JUN 30, 2006)

REVENUE		              0	                    0


COST OF SALES		      0		    	    0

 GROSS PROFIT		      0 	   	    0

General & Administrative
 (Less: interest, taxes
 and depreciation)	      0			    0

INTEREST EXPENSE	      0			    0

DEPRECIATION EXPENSE	      0		 	    0

 AMORTIZATION EXPENSE         0			    0

TAX EXPENSE		      0 		    0

 TOTAL EXPENSES		      0			    0

NET ORDINARY INCOME           0	        	    0

OTHER INCOME		      0		    	    0

OTHER EXPENSE		      0			    0

NET OTHER INCOME	      0			    0

Net Income	              0 		    0



Net income per
share: Basic          $    0.00           $      0.00

       Diluted        $    0.00           $      0.00

Weighted average
number of shares
outstanding : Basic    44,535,286	    44,535,286

            Diluted    44,535,286           44,535,286





				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE SIX MONTHS ENDED
                                     (UNAUDITED)

		    (JUN 30, 2007)     (JUN 30 2006)

REVENUE		                 0	    0


COST OF SALES		         0	    0

 GROSS PROFIT		         0 	    0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0

INTEREST EXPENSE	         0 	    0

DEPRECIATION EXPENSE	         0 	    0

TAX EXPENSE		         0 	    0

 TOTAL EXPENSES		         0	    0

NET ORDINARY INCOME	         0	    0

OTHER INCOME		  	 0	    0

OTHER EXPENSE		  	 0	    0

NET OTHER INCOME	  	 0 	    0

Net Income		         0 	    0



Net income per
share: Basic            $    0.00      $ 0.00

       Diluted          $    0.00      $ 0.00

Weighted average
number of shares
outstanding : Basic    44,535,286   44,535,286

            Diluted    44,535,286   44,535,286




				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


							For the
							THREE Months

						       JUN 30   	JUN 30
                                                        Ended 		Ended
                                                         2007           2006
                                                   (UNAUDITED)      (UNAUDITED)
                                                    -----------       ---------



CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Six Months Ended

							JUN 30		JUN 30

                                                         2007            2006
                                                    (UNAUDITED)      (UNAUDITED)
                                                  ------------      ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                 0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                         0	      0
     Increase in Accounts Receivable		                 0            0
     Increase in Prepaid Assets			                 0	      0
     Increase in Accounts Payable		                 0  	      0
     Increase in Other Current Liabilities	                 0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		         0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			         0	      0



NET CASH USED BY INVESTING ACTIVITIES			         0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INcrease in long-term debt	                 0	      0


NET CASH PROVIDED BY FINANCING ACTIVITIES		         0 	      0

INCREASE IN CASH				                 0	      0

CASH - BEGINNING OF PERIOD				   	 0	      0

CASH - END OF PERIOD				                 0	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0	     0
      Taxes						    	0 	     0





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



Common Stock
issued
for
acquisitions



Net Income/(Loss)				              0       0

Balance
-------------------------------------------------------------------------
6/30/2007      $44,535  44,535,000   6,906,219      (7,002,704)    (51,950)

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



NOTE #2  Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-KSB for the year ended December 31, 2006. The Company has made no significant changes to these policies during 2007.



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

RPM ADVANTAGE, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Year of Loss		Amount		Expiration Date
	2005-2006	       	$7,002,704	2020

Current Tax Asset Value of Net Operating Loss Carry forwards At Current
Prevailing Federal Tax Rate (33.9%)	$2,373,917
Evaluation Allowance (33.9%)		$2,373,917
Net Tax Asset $				     -0-
Current Income Tax Expense		     -0-
Deferred Income Tax Benefit		     -0-


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

                                       RPM ADVANTAGE, Inc.


Date:   JULY 5, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





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