Form 10-Q/A
period 2007-09-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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

                               (713) 853-4225
                               --------------
                         (Issuer's telephone number)


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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of September 30, 2007 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and nine months then ended. These interim financial statements are the responsibility of the companys management.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011


				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       SEPT 30       SEPT 30            DEC 31

                                        2007          2006              2006

                                     ( UNAUDITED)   ( UNAUDITED)    (UNAUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	               51,950		50,950	       51,950

 Other current Liabilities             51,950 		50,950	       51,950

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	               51,950		50,950	       51,950

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,906,219	     6,804,842	     6,906,219

Accumilated Deficit		  (7,002,704)	    (6,900,327)	    (7,002,704)

Net Equity		             (51,950)	       (50,950)        (51,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0






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





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the period
							For the
							THREE Months

						       SEPT 30
                                                        Ended
									SEPT 30
                                                         2007              2006
                                                   (UNAUDITED)      (UNAUDITED)
                                                  ------------    ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







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





				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JULY 1 - SEPT 30, 2007
                                      (UNAUDITED)
								  Total
		  Common Stock      Additional	  Accumulated  Stockholder
		Amount Shares      Paid-in Capital  Deficit	  (Deficit)
								   /Equity


JAN 1, 2006      44,535  44,535,286    6,906,219    (7,002,704)    (51,950)



Balance
----------------------------------------------------------------------------
9/30/2007        $44,535  44,535,286   6,906,219    (7,002,704)     (51,950)

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