Form 10-Q/A
period 2008-03-31
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-Q/A

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

                               (713) 583-4225
                               --------------
                         (Issuer's telephone number)


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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of March 31, 2008 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the companys management.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011



				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2008          2007              2007

                                   ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                 -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	              52,950		51,950	       52,950

 Other current Liabilities            52,950		51,950	       52,950

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	              52,950		51,950	       52,950

Common Stock	                      44,535		44,535	       44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,055,826)	    (7,002,704)	    (7,055,826)

Net Equity		             (52,950)	       (51,950)        (52,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0









				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 30, 2008)     (MAR 30 2007)  (DEC 31, 2007)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	      53,122

NET ORDINARY INCOME	         0	    0	     (53,122)

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	     (53,122)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic    44,535,286  44,535,286	   44,535,286

            Diluted    44,535,286  44,535,286	   44,535,286





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Three Months


							MAR 31		MAR 31
                                                         2008            2007
                                                   (UNAUDITED)     (UNAUDITED)
                                                 ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0









				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - MAR 31, 2008
                                      (UNAUDITED)




								 Total
		Common  Stock      Additional	    Accumulated  Stockholder
		Amount  Shares     Paid-in Capital  Deficit	 (Deficit)
								 /Equity


DEC 31, 2007    44,535  44,535,000 6,958,341        (7,055,826)   (52,950)



Common Stock
issued
for
acquisitions




-------------------------------------------------------------------------
3/31/2008       $44,535  44,535,000   6,958,341      (7,055,826)   (52,950)

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

     -     subscriber turnover;

     -     litigation and regulatory changes;

     -     dependence on key suppliers; and

     -     reliance on key personnel.




Other matters set forth in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-KSB may not occur.

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