Form 10-Q/A
period 2008-06-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of June 30, 2008 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and six months then ended. These interim financial statements are the responsibility of the companys management.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011


				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       JUN 30       JUN 30            DEC 31

                                        2008          2007              2007

                                   ( UNAUDITED)   ( UNAUDITED)    ( AUDITED)

                                  ------------  ------------      ----------


        Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	              52,950		51,950	       52,950

 Other current Liabilities            52,950		51,950	       52,950

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	              52,950 		51,950 	        52,950

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,906,219	     6,958,341

Accumilated Deficit		  (7,055,826)	    (7,002,704)	    (7,055,826)

Net Equity		             (52,950)	       (51,950)        (52,950)

Total Liab. And Owner
Equtiy	                                   0		     0		     0




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




				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


							For the
							THREE Months
                                                        Ended

							JUN 30		JUN 30
                                                         2008            2007
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------    ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Six Months
                                                        Ended

							JUN 30		JUN 30
                                                         2008            2007
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------    ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                 0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                         0	      0
     Increase in Accounts Receivable		                 0            0
     Increase in Prepaid Assets			                 0	      0
     Increase in Accounts Payable		                 0  	      0
     Increase in Other Current Liabilities	                 0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		         0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			         0	      0



NET CASH USED BY INVESTING ACTIVITIES			         0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INcrease in long-term debt	                 0	      0


NET CASH PROVIDED BY FINANCING ACTIVITIES		         0 	      0

INCREASE IN CASH				                 0	      0

CASH - BEGINNING OF PERIOD				   	 0	      0

CASH - END OF PERIOD				                 0	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0	     0
      Taxes						    	0 	     0





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



Common Stock
issued
for
acquisitions



Net Income/(Loss)				              0       0

Balance
-------------------------------------------------------------------------
6/30/2008      $44,535  44,535,000   6,958,341      (7,055,826)    (52,950)

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