Form 10-Q/A
period 2008-09-30
RPM ADVANTAGE, INC.
filed 2011-07-27
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of September 30, 2008 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and nine months then ended. These interim financial statements are the responsibility of the companys management.

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





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							THREE Months

						       SEPT 30   	SEPT 30
                                                         2008             2007
                                                   (UNAUDITED)      (UNAUDITED)
                                                  ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Nine Months
							Ended

							SEPT 30		SEPT 30
                                                         2008            2007
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                 0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                         0	      0
     Increase in Accounts Receivable		                 0            0
     Increase in Prepaid Assets			                 0	      0
     Increase in Accounts Payable		                 0  	      0
     Increase in Other Current Liabilities	                 0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		         0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			         0	      0



NET CASH USED BY INVESTING ACTIVITIES			         0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INcrease in long-term debt	                 0	      0


NET CASH PROVIDED BY FINANCING ACTIVITIES		         0 	      0

INCREASE IN CASH				                 0	      0

CASH - BEGINNING OF PERIOD				   	 0	      0

CASH - END OF PERIOD				                 0	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0	     0
      Taxes						    	0 	     0





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



Common Stock
issued
for
acquisitions



Net Income/(Loss)				              0       0

Balance
-------------------------------------------------------------------------
9/30/2008      $44,535  44,535,000   6,958,341      (7,055,826)    (52,950)

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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and September 30, 2007, and the results of its income and comprehensive income for the three month periods ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.


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