Form 10-K/A
period 2006-12-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10KSB/A

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


               2500 WEST LOOP SOUTH, SUITE 340, HOUSTON, TEXAS 77027
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


------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

  None.

Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Acting Executive Officer/Chief Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our management, including our Acting Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms and is accumulated and communicated to management, including our Acting Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

Managements Annual Report on Internal Control Over Financial Reporting

The management of RPM Advantage, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

This annual report does not include an attestation report of the Companys independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Companys registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only managements report in this annual report.


 Managements Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000               0.022%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            79.79%(1)
1775 Saint James Place
Suite 110
Houston, Texas 77057

L. Mychal Jefferson       Common Stock        35,535,296            79.79%(1)
1775 Saint James Place
Suite 110
Houston, Texas 77057

Cede & Co.                Common Stock         4,997,724            11.22%
P.O. Box 222
Bowling Green Station
New York, New York 10274

----------------------------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company. Mr. Jefferson is the sole shareholder of LMJ Holdings, Inc. and is considered the "beneficial owner" of the shares control by LMJ Holdings, Inc.


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
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS REPORT

To the Stockholders
RPM Advantage, Inc.
2500 West Loop South
Suite 304
Houston, Texas 77027

We have audited the accompanying balance sheets of RPM Advantage, Inc.
as of December 31, 2007 and 2006, and the related statements of operations and changes in stockholders deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards required by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Companys internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a Going Concern. As discussed in Note 3 to the financial statements, the Company has a large accumulated deficit
through December 31, 2007.   This condition raises substantial doubt
about its ability to continue as a Going Concern. Managements plans in regard to these matters are also described in Note 9.
The figures used in the financial statement comparison for the year ending 2005 were audited by another accounting firm and not audited by our firm. As such, these figures were used for comparison only and we do not express an opinion on the 2005 financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Advantage, Inc. for preparation of Form 10-KSB as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

 /s/ Eugene M. Egeberg
______________________________
Eugene M Egeberg, CPA
Baltimore, MD
20 April 2011  -- RESTATED 5 July 2011




				RPM ADVANTAGE, INC.

                              CONSOLIDATED BALANCE SHEETS
                                           (AUDITED)


                                                   December 31    December 31
                                                      2006          2005
                                                   (Audited)   	  (Audited)
                                                  ------------   ------------


			Assets

Current asset:

	Cash and Cash Equivalents			0		0

		Total Current Assets			0		0


		Total assets				0 		0


	Liabilities and Stockholders' Equity

Liabilities:

Accounts Payable/Accrued Liabilities			51,950 		50,950

	Total liabilities			       $51,950	       $50,950

Equity:

Common Stock						   44,535	   50,253
Additional Paid In Capital				6,906,219	6,799,124
Accumulated Deficit				       (7,002,704)     (6,900,327)

	Total shareholders' equity			 ($51,950)	 ($50,950)


	Total liabilities and shareholders' equity		$0		$0







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




                             RPM ADVANTAGE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)
                           RESTATED JULY 5, 2011


                                                         For the Year
                                                            Ended December 31
                                                         2006           2005
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (102,377)  (50,950)

	Increase in assets & liabilities:
	      Accounts payable				  1,000	   50,950

	NET CASH PROVIDED BY OPERATING ACTIVITIES      (101,377)        0

	INVESTING ACTIVITIES:				      0		0

	FINANCING ACTIVITIES:

        Increase in Contributed Capital			101,377         0

	NET CASH PROVIDED BY FINANCING ACTIVITIES       101,377		0

	INCREASE IN CASH				      0		0

	CASH - BEGINNING OF YEAR			      0		0

	CASH - END OF YEAR				      0		0

			   RPM ADVANTAGE, INC.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005
                                      (AUDITED)
                             RESTATED JULY 5, 2011
                                  SEE NOTE 7


	2006
                            Common  Additional  Shareholder  Retained    Total
                            Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2006       50,253   6,799,124      0      (6,900,327) (50,950)

Stock Issuance              (5,718)      5,718      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0     101,377      0               0  101,377

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (102,377)(102,377)

Balance at 12/31/2006       44,535   6,906,219      0      (7,002,704) (51,950)



        2005  (CORRECTED FOR MATHEMATICAL ERRORS)

                           Common  Additional  Shareholder  Retained     Total
                           Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2005      50,253   6,799,124      0      (6,850,227)     (850)

Stock Issuance                  0           0      0               0         0

Shareholder Dist                0           0      0               0         0

Additional Paid in Cap          0           0      0               0         0

Retained Earnings               0           0      0             850       850

Net Income                      0           0      0         (50,950)  (50,950)

Balance at 12/31/2005      50,253   6,799,124      0      (6,900,327)  (50,950)



        2005  (AS FILED 7/14/06)

                            Common  Additional  Shareholder  Retained     Total
                            Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2005       50,253   6,799,124      0      (6,850,227)6,850,277

Stock Issuance                   0           0      0               0         0

Shareholder Dist                 0           0      0               0         0

Additional Paid in Cap           0           0      0               0         0

Retained Earnings                0           0      0               0         0

Net Income                       0           0      0         (50,950)  (50,950)

Balance at 12/31/2005       50,253   6,799,124      0      (6,900,377)  (50,950)




ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RPM ADVANTAGE, Inc.
Notes to Financial Statements


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


Note #7 Stockholders' Equity

Mathematical errors were detected in the rollforward of Stockholders' Equity in the Amended filing from 7/14/2006. An extra table has been inserted in the Changes in Stockholders' Equity section to correct math errors. As the Stockholder's Equity section is optional on this form, no amended 10-KSB will be filed for 2005.


Note #8 Accounts Receivables

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

    JULY 15, 2011              By:   /S/ DAVID R. PRESSLER
-------------------              ----------------------------------------

                                 David R. Pressler
                                 President, Chief Executive Officer and
                                 Principal Financial Officer