Form 10-K/A
period 2007-12-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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

The management of RPM Advantage, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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


 Managements Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000               0.022%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            79.79%
510 Saint James Place
Suite 110
Houston, Texas 77057

L. Mychal Jefferson       Common Stock        35,535,296            79.79%(1)
510 Saint James Place
Suite 110
Houston, Texas 77057

Cede & Co.                Common Stock         4,997,724            11.22%
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

To the Stockholders
RPM Advantage, Inc.
2500 West Loop South
Suite 340
Houston, Texas 77027

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




                             RPM ADVANTAGE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)
                                RESTATED JULY 5, 2011


                                                         For the Year
                                                            Ended December 31
                                                         2007           2006
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:

	   Net Loss				       (53,122)  (102,377)

	Changes in assets & liabilities:
	      Accounts payable				  1,000	    1,000

	NET CASH PROVIDED BY OPERATING ACTIVITIES	(52,122) (101,377)

	FINANCING ACTIVITIES:

        Increase in Contributed Capital			 52,122    101,377

	NET CASH PROVIDED BY FINANCING ACTIVITIES        52,122    101,377

        NET CASH PROVIDED BY INVESTMENT ACTIVITIES      0               0

	INCREASE IN CASH				0		0

	CASH - BEGINNING OF YEAR			0		0

	CASH - END OF YEAR				0		0


			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006
                                      (AUDITED)
                             RESTATED JULY 5, 2011

                      2007
                            Common  Additional  Shareholder  Retained    Total
                             Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2007       44,535   6,906,219      0      (7,002,704) (51,950)

Stock Issuance                   0           0      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0      52,122      0               0   52,122

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (53,122)  (53,122)

Balance at 12/31/2007       44,535   6,958,341      0      (7,055,826) (52,950)



        2006
                            Common  Additional  Shareholder  Retained    Total
                             Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2006       50,253   6,799,124      0      (6,900,327) (50,950)

Stock Issuance              (5,718)      5,718      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0     101,377      0               0  101,377

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (102,377)(102,377)

Balance at 12/31/2006       44,535   6,906,219      0      (7,002,704) (51,950)






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