Form 10-K/A
period 2008-12-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

			Form 10K/A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [  ]

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



                             INDEX TO FORM 10-K
                                     of
                        RPM ADVANTAGE, INC.



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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-K for the year ended December 31, 2008 and 2007.

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


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference may include Forward-Looking Statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the
Exchange Act of 1934.

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

     -     subscriber turnover;

     -     litigation and regulatory changes;

     -     dependence on key suppliers; and

     -     reliance on key personnel.




Other matters set forth in this Quarterly Report on Form 10-QSB may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

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

The management of RPM Advantage, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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


 Managements Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                  PART III

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
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS REPORT

To the Stockholders
RPM Advantage, Inc.
2500 West Loop South
Suite 340
Houston, Texas 77027

We have audited the accompanying balance sheets of RPM Advantage, Inc. as of December 31, 2010, 2009, and 2008, and the related statements of operations and changes in stockholders deficit and cash flows for the
years then ended.   These financial statements are the responsibility
of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Advantage, Inc. in preparation of Form 10-K as of December 31, 2010, 2009, and 2008 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

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




                               RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (AUDITED)
                     RESTATED JULY 5, 2011


                                                         For the Year
                                                        Ended December 31
                                                         2008           2007
                                                      (Audited)       (Audited)
                                                     ------------   ------------


	OPERATING ACTIVITIES:
	   Net Loss				       (222,878)       (53,122)
           Increase in Accounts Payable                   1,000          1,000
	NET CASH PROVIDED BY OPERATING ACTIVITIES      (221,878)       (52,122)

	FINANCING ACTIVITIES:
	   Increase in Loans Payable                    221,878              0
	   Increase in Contributed Capital	              0	        52,122
	NET CASH PROVIDED BY FINANCING ACTIVITIES	221,878	        52,122

	NET CASH PROVIDED BY INVESTING ACTIVITIES	      0              0

	INCREASE IN CASH				      0              0

	CASH - BEGINNING OF YEAR			      0              0

	CASH - END OF YEAR				      0              0


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

Note #8  Note Payable

In 2008, the Company borrowed $221,878 from Hamershlag, Hulzberger
and Borg to pay for professional fees.   The money borrowed was
due in one year with interest payable at the prevailing market rate.



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