Form 10-Q/A
period 2009-06-30
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of June 30, 2009 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and six months then ended. These interim financial statements are the responsibility of the companys management.

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




				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							THREE Months
                                                        Ended

							JUN 30		JUN 30
                                                         2009            2008
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Six Months
      							Ended

							JUN 30		JUN 30
                                                         2009           2008
                                                    (UNAUDITED)     (UNAUDITED)
                                                  ------------    ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                 0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                         0	      0
     Increase in Accounts Receivable		                 0            0
     Increase in Prepaid Assets			                 0	      0
     Increase in Accounts Payable		                 0  	      0
     Increase in Other Current Liabilities	                 0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		         0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			         0	      0



NET CASH USED BY INVESTING ACTIVITIES			         0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INcrease in long-term debt	                 0	      0


NET CASH PROVIDED BY FINANCING ACTIVITIES		         0 	      0

INCREASE IN CASH				                 0	      0

CASH - BEGINNING OF PERIOD				   	 0	      0

CASH - END OF PERIOD				                 0	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0	     0
      Taxes						    	0 	     0





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