Form 10-Q/A
period 2009-09-30
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of September 30, 2009 and the related Statements of Operations, Stockholders Equity, and Cash
Flows for the three and nine months then ended. These interim financial statements are the responsibility of the companys management.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011



				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       SEPT 30       SEPT 30           DEC 31

                                        2009          2008              2008

                                     ( UNAUDITED)   ( UNAUDITED)    ( AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                        0                 0               0

Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		                  0                 0               0


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

 Accounts Payable/Accrued Liabilities 53,950 		52,950         53,950

Loans Payable                        221,878                 0        221,878

 Other current Liabilities           275,828		     0	      275,828

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	             275,828		52,950	       275,828

Common Stock	                      44,535		44,535	        44,535

Additional Paid In Capital     	   6,958,341	     6,958,341	     6,958,341

Accumilated Deficit		  (7,278,704)	    (7,055,826)	    (7,278,704)

Net Equity		            (275,828)	       (52,950)       (275,828)

Total Liab. And Owner
Equtiy	                                   0		     0		     0







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





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							THREE Months
                                                        Ended

							SEP 30		SEPT 30
                                                         2009             2008
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------    ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







			         RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



							For the
							Nine Months
                                                        Ended

							SEP 30		SEPT 30
                                                         2009            2008
                                                   (UNAUDITED)      (UNAUDITED)
                                                  ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                 0 	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                         0	      0
     Increase in Accounts Receivable		                 0            0
     Increase in Prepaid Assets			                 0	      0
     Increase in Accounts Payable		                 0  	      0
     Increase in Other Current Liabilities	                 0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		         0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			         0	      0



NET CASH USED BY INVESTING ACTIVITIES			         0 	      0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INcrease in long-term debt	                 0	      0


NET CASH PROVIDED BY FINANCING ACTIVITIES		         0 	      0

INCREASE IN CASH				                 0	      0

CASH - BEGINNING OF PERIOD				   	 0	      0

CASH - END OF PERIOD				                 0	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0	     0
      Taxes						    	0 	     0





				  RPM ADVANTAGE, INC.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE Period JAN 1 - SEPT 30, 2009
                                      (UNAUDITED)


                          Common   Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 12/31/08       44,535   6,958,341      0      -7,278,704  -275,828

Stock Acquisition          0                0      0               0        0

Shareholder Dist           0                0      0               0        0

Additional Paid in Cap     0                0      0               0        0

Retained Earnings          0                0      0               0        0

Net Income                 0                0      0               0        0

Balance at 9/30/2009       44,535   6,958,341      0      -7,278,704 -275,828




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