Form 10-K/A
period 2009-12-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-K for the year ended December 31, 2009 and 2008.

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

The management of RPM Advantage, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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


 Managements Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                  PART III

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

                                                SHARES            PERCENT OF
  NAME AND ADDRESS                           BENEFICIALLY        OUTSTANDING
OF BENEFICIAL OWNER      TITLE OF CLASS         OWNED            COMMON STOCK
--------------------     --------------      -------------       ------------

David R. Pressler         Common Stock         100,000             0.0002%
2500 West Loop South
Suite 304
Houston, Texas 77027

LMJ Holdings, Inc.        Common Stock        35,535,296            07.25%(1)
510 Saint James Place
Suite 110
Houston, Texas 77057

Hamershlag Sulzberger     Common Stock       420,000,156            85.79%(1)
Borg, Inc.
1230 Avenue of the
Americas, 7th Floor
New York, NY 10020

L. Mychal Jefferson       Common Stock       455,535,452            93.04%(1)
510 Saint James Place
Suite 110
Houston, Texas 77057

Cede & Co.                Common Stock         55,535,296           11.34%
P.O. Box 222
Bowling Green Station
New York, New York 10274

----------------------------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company. Mr. Jefferson is the sole shareholder of LMJ Holdings, Inc. and Hamershlag Sulberger Borg, Inc. is a wholly owned subsidiary of LMJ Holdings, Inc and is considered the "beneficial owner" of the shares control by LMJ Holdings, Inc.

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


Note #5  Stockholders' Equity


As  of  December 31, 2009,  there  was   approximately   44,535,286
of $.001 Shares of common stock outstanding. The company has no outstanding warrants or stock based compensation to account for as of December 31, 2009.


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