Form 10-Q/A
period 2010-03-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of March 31, 2010 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the companys management.

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

/s/

Eugene M Egeberg
Certified Public Accountant
Baltimore, MD
July 5, 2011





				   RPM ADVANTAGE, INC.


                              CONSOLIDATED BALANCE SHEETS


                                       MAR 31       MAR 31            DEC 31

                                        2010          2009              2009

                                     ( UNAUDITED)   ( UNAUDITED)     (AUDITED)

                                   -------------  ------------      ----------


     Assets

Current asset:

  Cash and Cash Equivalents               0		    0		    0
  Accounts Receivables                    0		    0		    0
  Cost and Estimated Earnings
          in Excess of Billings	   	  0		    0		    0
  Prepaid Expenses                   88,558                 0          88,558

  Other Assets		                  0		    0		    0

Long Term Assets:

 Total Fixed Assets	            	  0	       	    0		    0


Total Assets		             88,558                 0          88,558


Liabilities and Stockholders'
   Equity

Current Liabilites
   Accounts Payable	                  0		     0	            0

Accounts Payable/Accrued Liabilities 54,950 		53,950         54,950

Loans Payable                             0            221,878              0

 Other current Liabilities           54,950 	       275,828	       54,950

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	             54,950	       275,828 	        54,950

Common Stock	                    489,535		44,535	       489,535

Additional Paid In Capital     	  6,882,706          6,958,341       6,882,706

Accumilated Deficit		 (7,338,633)	    (7,278,704)     (7,338,633)

Net Equity		             33,608	     (275,828)         $33,608

Total Liab. And Owner
Equtiy	                             $88,558		     0	       $88,558








				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 31, 2010)     (MAR 31 2009)  (DEC 31, 2009)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0

INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	      59,929

NET ORDINARY INCOME	         0	    0	     (59,929)

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	     (59,929)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic   489,535,296  44,535,296	  489,535,296

            Diluted   489,535,296  44,535,296	  489,535,296





				 RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   	For the
							Three Months
                                                         Ended

							MAR 31		MAR 31
                                                         2010            2009
                                                   (UNAUDITED)     (UNAUDITED)
                                                  ------------     ------------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income				 	                0  	      0
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization	                        0	      0
     Decrease in Accounts Receivable		                0             0

     Increase in Prepaid Assets			                0	      0

     Increase in Accounts Payable		                0 	      0
     Increase in Other Current Liabilities	                0 	      0




NET CASH PROVIDED FOR OPERATING ACTIVITIES		        0	      0

CASH FLOWS FROM INVESTING ACTIVITIES:			        0	      0



NET CASH USED BY INVESTING ACTIVITIES		 	        0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net INCREASE in long-term debt	                0 	      0


NET CASH USED IN FINANCING ACTIVITIES		                0 	      0

INCREASE IN CASH				                0	      0

CASH - BEGINNING OF PERIOD				        0	      0

CASH - END OF PERIOD				                0 	      0





Supplemental disclosures of cash flows information:

    Cash paid during the Period for:
      Interest					           	0 	     0
      Taxes						    	0 	     0







		                 RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2010
                                      (UNAUDITED)




                          Common  Additional  Shareholder  Retained    Total
                          Stock   Paid in Cap Distribution Earnings

Balance at 12/31/2009     489,535   6,882,706      0      (7,338,633) 33,608

Stock Issuance                 0           0      0               0        0

Shareholder Dist               0           0      0               0        0

Additional Paid in Cap         0           0      0               0        0

Retained Earnings              0           0      0               0        0

Net Income                     0           0      0               0        0

Balance at 3/31/2010     489,535    6,882,706      0      (7,338,633)  33,608







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