Form 10-K/A
period 2010-12-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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



                                  PART II

------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

  On November 6, 1998, RPM Advantage, Incs securities began trading on The OTC NASDAQ Small Cap Market(TM) ("NASDAQ") under the symbol BEEP. it currently trades under the symbol RPMV.PK on the pinksheets.


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

------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Operations or Plan of
          Operations.
------------------------------------------------------------------------------



Acquisitions and Disposals

  None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


You should read the following discussion and analysis of financial condition and results of operations of RPM Advantage together with the financial statements and the notes to the financial statements which appear elsewhere in this annual report and RPM Advantage's Form 10-K for the year ended December 31, 2010 and 2009.

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


Selling, general and administrative expenses for the twelve months ended December 31, 2009 increased to $139,558 as compared to $59,929 a year ago. General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems, salaries and employee benefits.

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

The management of RPM Advantage, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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


 Managements Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                  PART III

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



                                   RPM ADVANTAGE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (AUDITED)

			2010

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Ordinary Income/Expense


	Expenses:

	General & Administrative	 139,558
	Depreciation			       0

		Total Expenses		$139,558


		Net Income	       ($139,558)


			2009

	Revenues:

	Fees				       0
	Less:  Cost of Sales		       0

		Total Revenues		      $0


	Expenses:

	General & Administrative 	  59,929
	Depreciation			       0

		Total Expenses	         $59,929


		Net Income	         $59,929


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



			   RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009
                                      (AUDITED)
                        RESTATED JULY 5, 2011


2010
                            Common  Additional  Shareholder  Retained    Total
                            Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2010      489,535   6,882,706      0      (7,338,633)  33,608

Stock Issuance                   0           0      0               0        0

Shareholder Dist                 0           0      0               0        0

Additional Paid in Cap           0           0      0               0        0

Retained Earnings                0           0      0               0        0

Net Income                       0           0      0        (139,558)(139,558)

Balance at 12/31/2010      489,535   6,882,706      0      (7,478,191)(105,950)


2009
                           Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at 1/1/2009        44,535   6,958,341      0      (7,278,704)(275,828)

Stock Issuance            445,000           0      0               0  445,000

Shareholder Dist                0           0      0               0        0

Additional Paid in Cap          0     (75,635)     0               0  (75,635)

Retained Earnings               0           0      0               0        0

Net Income                      0           0      0         (59,929) (59,929)

Balance at 12/31/2009     489,535   6,882,706      0      (7,338,633)  33,608

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