Form 10-Q/A
period 2011-03-31
RPM ADVANTAGE, INC.
filed 2011-07-28
CIK 1077385

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
               Telephone (410) 218-1711  Fax (410) 374-8121


To the Board of Directors and Stockholders
RPM Advantage, Inc. (Formerly Communitronics Inc)


Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of RPM Advantage (formerly Communitronics, Inc.) as of March 31, 2011 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the companys management.

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


Liabilities and Stockholders'
   Equity

Current Liabilites

Accounts Payable/
Accrued Liabilities                 105,950 		54,950        105,950

Loans Payable                             0                  0              0

 Other current Liabilities          105,390 		54,950	      105,390

Long Term Liabilities

 Total Long Term                          0		     0	            0

Total Liabilities	            105,390		54,950 	       105,390

Common Stock	                    489,535	       489,535	       489,535

Additional Paid In Capital     	  6,882,706          6,882,706       6,882,706

Accumilated Deficit		 (7,478,191)        (7,338,633)     (7,478,191)

Net Equity		           (105,950)	       $33,608        (105,950)

Total Liab. And Owner
Equtiy	                                  0	       $88,558               0










				  RPM ADVANTAGE, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
			     FOR THE THREE MONTHS ENDED
                                     (UNAUDITED)

		    (MAR 31, 2011)     (MAR 31 2010)  (DEC 31, 2010)

REVENUE		                 0	    0		   0


COST OF SALES		         0	    0		   0

 GROSS PROFIT		         0 	    0		   0

General & Administrative
 (Less: interest, taxes
 and depreciation)	         0	    0 		   0
INTEREST EXPENSE	         0 	    0		   0

DEPRECIATION EXPENSE	         0 	    0		   0

TAX EXPENSE		         0 	    0		   0

 TOTAL EXPENSES		         0	    0	     139,558

NET ORDINARY INCOME	         0	    0       (139,558)

OTHER INCOME		  	 0	    0		   0

OTHER EXPENSE		  	 0	    0 		   0

NET OTHER INCOME	  	 0 	    0		   0

Net Income		         0 	    0	    (139,558)



Net income per
share: Basic            $    0.00      $ 0.00	     $	0.00

       Diluted          $    0.00      $ 0.00	     $	0.00

Weighted average
number of shares
outstanding : Basic   489,535,296 489,535,296	  489,535,296

            Diluted   489,535,296  44,535,296	  489,535,296





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







		RPM ADVANTAGE, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2010
                                      (UNAUDITED)




                          Common  Additional  Shareholder  Retained    Total
                           Stock   Paid in Cap Distribution Earnings

Balance at   1/1/2011    489,535   6,882,706      0      (7,478,191) (105,950)

Stock Issuance                 0           0      0               0        0

Shareholder Dist               0           0      0               0        0

Additional Paid in Cap         0           0      0               0        0

Retained Earnings              0           0      0               0        0

Net Income                     0           0      0               0        0

Balance at 03/31/2011    489,535   6,882,706      0      (7,478,191)(105,950)








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