Form 10-Q/A
period 2011-06-30
RPM ADVANTAGE, INC.
filed 2011-10-17
CIK 1077385

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


Note #8 Loans Payable and Prepaid Expense

In 2009, the Company agreed to issue 445,000,000 shares of its $0.001 par value common stock to Hamershlag, Sulzberger & Borg in exchange for the existing note payables of $280,807 at 12/31/2009 as well as 2010 expenses to be paid by Hamershlag, Sulzberger & Borg in the amount
of $88,558.00.   The difference in value of stock issued $445,000 and
the debt exchanged of $369,365 will be booked against Additional Paid in Capital for $75,635.

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

In the opinion of management, the accompanying unudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and June 30, 2010, and the results of its income and comprehensive income for the three month periods ended June 30, 2011 and 2010 and cash flows for the three months ended June 30, 2011 and 2010.


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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,2011

Sales for the three months ended June 30, 2011 remained the same at $0 as compared to $0 for the same period a year ago. Sales for the six months ended June 30, 2011 remained the same at $0 as compared to $0 for the same period a year ago.

The Company's gross profit for the three months ended June 30, 2011 remained the same $0 or as compared to $0 for the same period a year ago. The Company's gross profit for the six months ended June 30, 2011 at $0 or as compared to $0 for the same period a year ago.

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

                                       RPM ADVANTAGE, Inc.


Date:   October 12, 2011               By: /s/ David R. Pressler
                                       David R. Pressler
                          Interm President, and Chief Executive Officer





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2010 10-KSB



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